Form 10QSB
period 2002-03-31
COMMUNICATIONS RESEARCH INC
filed 2002-07-09
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002

                         Commission File Number: 0005468


                          COMMUNICATIONS RESEARCH, INC.
             (Exact name of registrant as specified in its charter)




           Nevada                                                 88-0427195
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


               67 Ramapo Valley Road, Suite 103, Mahwah, NJ 07430
           (Address of Principal Executive Offices including zip code)

                                 (201) 684-0880
                           (Issuers Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes [ ] No [x]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [ ] No [x]

As of March 31, 2002, there were 12,580,591 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, par value $0.001.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                         March 31,          December 31,
                                                                           2002                2001
                                                                       -----------          -----------
                                                                       (Unaudited)
Current Assets
  Cash                                                                 $    18,888          $     2,088
  Accounts Receivable                                                  $     7,139               12,277
  Inventory                                                            $     8,633                8,633
                                                                       -----------          -----------

Total Current Assets                                                        34,660               22,998
                                                                       -----------          -----------

Property & Equipment, Net                                                  129,977              144,379
                                                                       -----------          -----------

Other Assets
  Deposits                                                                   8,602                8,601
                                                                       -----------          -----------

    Total Assets                                                       $   173,239          $   175,978
                                                                       ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                                     $    18,114          $    22,851
  Accounts Payable-Related Party                                       $     4,279          $     4,279
  Accrued expenses                                                     $    91,480          $    78,801
  Convertible debenture                                                    135,000              135,000
  Current portion of long-term liabilities                                 255,952              271,102
                                                                       -----------          -----------

Total Current Liabilities                                                  504,825              512,033
                                                                       -----------          -----------

Long Term Liabilities
  Notes payable - related party                                            246,735              261,106
  Notes payable                                                             40,367               43,155
  Less current portion                                                    (255,952)            (271,102)
                                                                                            -----------

Total Long Term Liabilities                                                 31,150               33,159
                                                                       -----------          -----------

    Total Liabilities                                                      535,975              545,192
                                                                       -----------          -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,580,591 and 12,580,591 shares          12,581               12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                                   --                   --
  Additional Paid in Capital                                               807,037              807,037
  Subscriptions receivable                                                  (3,250)              (3,250)
  Deficit Accumulated During the Development Stage                      (1,179,104)          (1,185,582)
                                                                       -----------          -----------

Total Stockholders' Equity                                                (362,736)            (369,214)
                                                                       -----------          -----------

    Total Liabilities and Stockholders' Equity                         $   173,239          $   175,978
                                                                       ===========          ===========

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the three     For the three
                                                  months ended      months ended
                                                    March 31,         March 31,
                                                      2002             2001
                                                 ------------      ------------

Revenues                                         $     63,364      $     37,474

Cost of Sales                                           8,632             3,137
                                                 ------------      ------------

Gross Profit                                           54,732            34,337
                                                 ------------      ------------

Operating Expenses
  General & Administrative                             12,082            23,152
  Office salaries                                       3,065                --
  Rent                                                  7,481             7,470
  Insurance                                             4,184               916
  Travel and lodging                                    1,130             1,146
  Payroll taxes                                           336               206
  Depreciation and amortization                        14,402             4,500
                                                 ------------      ------------

    Total Operating Expenses                           42,680            37,390
                                                 ------------      ------------

Operating Income (Loss)                                12,052            (3,053)
                                                 ------------      ------------

Other Income (Expense)
  Loss on disposal of assets                               --                --
  Interest expense                                     (5,574)           (5,928)
  Inventory valuation adjustment                           --                --
                                                 ------------      ------------

    Total Other Income (Expense)                       (5,574)           (5,928)
                                                 ------------      ------------

Net Income (Loss)                                $      6,478      $     (8,981)
                                                 ============      ============

Net Income (Loss) Per Share                      $       0.00      $      (0.00)
                                                 ============      ============

Weighted Average Shares Outstanding                12,580,591        12,499,341
                                                 ============      ============

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           2002         2001
                                                         --------     --------

Cash Flows from Operating Activities

  Net Income (Loss)                                      $  6,478     $ (8,981)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                           14,402        4,500
     Stock Issued for Services                                 --           --
  Change in Assets and Liabilities                             --           --
     Accounts receivable                                    5,138      (17,817)
     Inventory                                                 --           --
     Accounts payable                                      (4,737)      (4,950)
     Accrued expenses                                      12,679       29,491
                                                         --------     --------

  Net Cash Provided(Used) by Operating Activities          33,960        2,243
                                                         --------     --------

Cash Flows from Investing Activities
  Purchase of Equipment                                        --           --
  Cash paid for deposits                                       --           --
                                                         --------     --------

  Net Cash Provided (Used) by Investing Activities             --           --
                                                         --------     --------

Cash Flows from Financing Activities
  Cash received from debt financing                            --
  Principal payments on long-term debt                    (17,160)      (1,145)
                                                         --------     --------

  Net Cash Provided(Used) by Financing Activities         (17,160)      (1,145)
                                                         --------     --------

Increase (Decrease) in Cash                                16,800        1,098
                                                         --------     --------

Cash and Cash Equivalents at Beginning of Period            2,088        3,120
                                                         --------     --------

Cash and Cash Equivalents at End of Period               $ 18,888     $  4,218
                                                         ========     ========

Cash Paid For:
  Interest                                               $  1,200     $  1,350
                                                         ========     ========
  Income Taxes                                           $     --     $     --
                                                         ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         We had been spun off by our former parent company, Visual Telephone International, Inc. ("Visual Telephone") in May of 1999. We had not shown a sustained net profit as a wholly owned subsidiary of our former parent company, Visual Telephone. However, we have earned net income of $6,478 for the three months ending March 31, 2002 as compares to a net loss of $8,981 for the same period of the prior year. We booked total revenues of $63,364 for the three months ending March 31, 2002, an increase of over 69% as compared to revenues of $37,474 for the same period of the prior year. While our revenues increased over 69%, we were able to better manage our operating expenses (excluding depreciation and amortization), as they decreased over 14% to $28,278 for the three months ending March 31, 2002 from $32,890 for the same period of the prior year. We feel that our improved results are due to our focus on our systems integration operations and that we are on the right path towards sustained profitability. As we wind down our non-core operations, we continue to believe that we can operate profitably as an entity independent of our former parent company. However, we cannot be certain that we will be able to do so. To the extent that we cannot sustain or improve upon our operations, we will require additional financing to continue our operations. Our Registration Statement on Form SB-2 had been declared effective on May 8, 2002. We intend to use a portion of the proceeds that we raise pursuant to this offering for working capital purposes so that we can finance new business.

Liquidity and Capital Resources

         Total cash and cash equivalents as of March 31, 2002 were $18,888 as compared to $2,088 as of December 31, 2001. Our accounts receivable decreased from $12,277 as of December 31, 2001 to $7,139 as of March 31, 2001 reflecting our improved efforts to control our receivables. Total current assets increased to $34,660 as of March 31, 2002 from $22,998 as of December 31, 2001 as a result of our increased revenues and better management of our cash expenses.

         Despite our improving operations, we are technically insolvent as our current liabilities (excluding related party accounts payable and a convertible note which may be repaid by us at our election for our common stock) exceed our current assets. Our current liabilities (excluding related party accounts payable and a convertible note which may be repaid by us at our election for our common stock) decreased approximately 2% to $365,546 as of December 31, 2001 from $372,754 as of December 31, 2000. $256,597 of our outstanding debt is currently due our president and secretary as of March 31, 2002.

         While we are taking measures to expand our revenues, improve our liquidity and continue to trim our expenses, we cannot guaranty that we will be able to sustain or improve our profitably. If we cannot do so, we will be reliant upon the loans that had been made to us in the past by our executive officers or the proceeds of our offering to remain in business.

Future Expenditures

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards marketing expenses, salaries, and for general working capital purposes.


PART II. OTHER INFORMATION

Item 1   Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission on May 8, 2002. This registration statement included 24,241,682 shares of the Company's $.001 par value common stock that were offered for sale at a price of $0.35 per share, of which 19,912,641 were to be registered on behalf of the Company and 4,329,041 were to be registered on behalf of certain of our shareholders. Our offering of securities commenced immediately thereafter and was self underwritten. We did not employ the use of any underwriter, broker or dealer.

         To date, we have not sold any of these shares. We have not received any proceeds from the sale of these shares. It is unknown how many shares have been sold by our selling shareholders. From the effective date of the Registration Statement to the date of this report, we have not incurred any expenses in connection with our offering.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information. - None

Item 6.  Exhibits and Reports on Form 8-K  -   None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Communications Research, Inc.

Dated: July 9, 2002                           By:  /s/ Carl Ceragno
                                                 -----------------------------
                                                   Carl Ceragno, President