Form 10QSB
period 2002-06-30
COMMUNICATIONS RESEARCH INC
filed 2002-08-14
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2002

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

                                 Yes [ ] No [x]

As of June 30, 2002, there were 12,580,591 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, having no par value.

                          COMMUNICATIONS RESEARCH, INC.
                 Form 10-QSB for the quarter ended June 30, 2002

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this quarterly report regarding Communications Research and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

         When used in this Quarterly Report on Form 10-QSB, "Communications Research," "we," "our," and "us" refers to Communications Research, Inc., a Nevada corporation, and our subsidiaries.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Balance Sheets at June 30, 2002 (unaudited)
     and December 31, 2001....................................................3
Statements of Operations (unaudited) for the
     three months ended June 30, 2002 and 2001................................4
Consolidated Statements of Cash Flows (unaudited) for the
     three months ended June 30, 2002 and 2001................................5
Notes to Consolidated Financial Statements (unaudited) .......................6

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...............................................7

Part II. Other Information

Item 1.  Legal Proceedings ...................................................8
Item 2.  Changes in Securities and Use of Proceeds ...........................8
Item 3.  Defaults upon Senior Securities .....................................8
Item 4.  Submission of Matters to a Vote of Security Holders .................8
Item 5.  Other Information ...................................................8
Item 6.  Exhibits and Reports on Form 8-K ....................................8

Item 1.           Financial Statements



                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                  ------------

                                                                                       June 30,     December 31,
                                                                                         2002          2001
                                                                                    -------------- -------------
                                                                                     (Unaudited)
Current Assets
 Cash                                                                                $     8,374    $     2,088
 Accounts Receivable                                                                 $    16,293         12,277
 Inventory                                                                           $     9,657          8,633
                                                                                    -------------- -------------
Total Current Assets                                                                      34,324         22,998
                                                                                    -------------- -------------
Property & Equipment, Net                                                                116,540        144,379
                                                                                    -------------- -------------
Other Assets
 Deposits                                                                                  4,988          8,601
                                                                                    -------------- -------------
  Total Assets                                                                       $   155,852    $   175,978
                                                                                    ============== =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current Liabilities
 Accounts Payable                                                                    $    28,440    $    22,851
 Accounts Payable-Related Party                                                      $     4,279    $     4,279
 Accrued expenses                                                                    $    96,774    $    78,801
 Convertible debenture                                                                   135,000        135,000
 Current portion of long-term liabilities                                                239,336        271,102
                                                                                    -------------- -------------
Total Current Liabilities                                                                503,829        512,033
                                                                                    -------------- -------------
Long Term Liabilities
 Notes payable - related party                                                           226,444        261,106
 Notes payable                                                                            37,338         43,155
 Less current portion                                                                   (239,336)      (271,102)
                                                                                    -------------- -------------
Total Long Term Liabilities                                                               24,446         33,159
                                                                                    -------------- -------------
  Total Liabilities                                                                      528,275        545,192
                                                                                    -------------- -------------
Stockholders' Equity
 Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
  value, Issued and Outstanding 12,580,591 and 12,580,591 shares                          12,581         12,581
 Common Stock Class B, authorized 700,000 shares of no
  par value, issued and outstanding 400,000                                                    -              -
 Additional Paid in Capital                                                              807,037        807,037
 Subscriptions receivable                                                                 (3,250)        (3,250)
 Deficit Accumulated During the Development Stage                                     (1,188,791)    (1,185,582)
                                                                                    -------------- -------------
Total Stockholders' Equity                                                              (372,423)      (369,214)
                                                                                    -------------- -------------
  Total Liabilities and Stockholders' Equity                                         $   155,852    $   175,978
                                                                                    ============== =============

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       For the three  For the three    For the six     For the six
                                       months ended   months ended     months ended    months ended
                                         June 30,       June 30,         June 30,        June 30,
                                          2002            2001             2002            2001
                                      ------------    ------------    ------------    ------------
Revenues                              $     53,130    $    109,721         116,494         147,195

Cost of Sales                                3,571           3,453          12,203           6,591
                                      ------------    ------------    ------------    ------------

Gross Profit                                49,559         106,268         104,291         140,604
                                      ------------    ------------    ------------    ------------

Operating Expenses
  General & Administrative                  27,233          23,179          39,315          46,330
  Office salaries                            2,400          10,123           5,465          10,123
  Rent                                       7,481           7,220          14,963          14,690
  Insurance                                  1,191             958           5,375           1,874
  Travel and lodging                           676           2,577           1,806           3,723
  Payroll taxes                                263             926             598           1,132
  Depreciation and amortization             14,402           4,500          28,804          24,000
                                      ------------    ------------    ------------    ------------

    Total Operating Expenses                53,646          49,483          96,326         101,872
                                      ------------    ------------    ------------    ------------

Operating Income (Loss)                     (4,087)         56,785           7,965          38,732
                                      ------------    ------------    ------------    ------------

Other Income (Expense)
  Loss on disposal of assets                    --              --              --              --
  Interest expense                          (5,600)         (6,590)        (11,174)        (12,519)
                                      ------------    ------------    ------------    ------------

    Total Other Income (Expense)            (5,600)         (6,590)        (11,174)        (12,519)
                                      ------------    ------------    ------------    ------------

Net Income (Loss)                     $     (9,687)   $     50,195    $     (3,209)   $     26,213
                                      ============    ============    ============    ============

Net Income (Loss) Per Share           $      (0.00)   $       0.00    $      (0.00)   $       0.00
                                      ============    ============    ============    ============

Weighted Average Shares Outstanding     12,580,591      12,580,591      12,580,591      12,580,591
                                      ============    ============    ============    ============

                          COMMUNICATIONS RESEACH, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              For the six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                2002             2001
                                                                             ----------       ----------
Cash Flows from Operating Activities
 Net Income (Loss)                                                            $ (3,209)        $ 26,213
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
  Depreciation & Amortization                                                   28,804           24,000
  Stock Issued for Services                                                          -                -
 Change in Assets and Liabilities
  Accounts receivable                                                           (4,016)         (62,848)
  Inventory                                                                     (1,024)               -
  Accounts payable                                                               5,589           (8,474)
  Accounts payable-related party                                                     -           (1,300)
  Accrued expenses                                                              17,973           13,145
                                                                             ----------       ----------
 Net Cash Provided(Used) by Operating Activities                                44,117           (9,264)
                                                                             ----------       ----------
Cash Flows from Investing Activities
  Purchase of Equipment                                                           (965)               -
  Cash (paid for)/received from deposits                                         3,613                -
                                                                             ----------       ----------
  Net Cash Provided (Used) by Investing Activities                               2,648                -
                                                                             ----------       ----------
 Cash Flows from Financing Activities
  Cash received from debt financing                                                  -           18,929
  Principal payments on long-term debt                                         (40,479)          (2,228)
                                                                             ----------       ----------
  Net Cash Provided(Used) by Financing Activities                              (40,479)          16,701
                                                                             ----------       ----------
 Increase (Decrease) in Cash                                                     6,286            7,437
                                                                             ----------       ----------
 Cash and Cash Equivalents at Beginning of Period                                2,088            3,120
                                                                             ----------       ----------
 Cash and Cash Equivalents at End of Period                                   $  8,374         $ 10,557
                                                                             ==========       ==========
 Cash Paid For:
  Interest                                                                    $    374         $  1,400
                                                                             ==========       ==========
 Income Taxes                                                                 $      -         $      -
                                                                             ==========       ==========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

GENERAL
-------

Communications Research, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement SB-2 filed for the fiscal year ended December 31, 2001.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  For the three months ended June 30, 2002 our revenues decreased approximately $56,600, or approximately 52%, from the comparable three month period in fiscal 2001. Likewise, our revenues for the six months ended June 30, 2002 decreased approximately $31,000, or approximately 21%, from the comparable six month period in fiscal 2001. We attribute the decrease in revenues to a reduction in spending by our customers following the terrorists attacks of September 11, 2001. We anticipate these setbacks to be temporary as we have begun seeing funds being added back into the budgets of various customers of ours. With new physical budgets in place at the state level, the company expects to see some new projects released shortly. To assure our position, and sales goal, the company is also seeking projects in more diverse areas of visual communications, audio/visual, professional video engineering and design/build. This diversity should serve to smooth out financial fluctuations within a single technology market. We are in discussions with several companies for large projects which would be substantially completed during fiscal 2002. Although these projects have not been committed as of the date of this report, as a result of increased project bookings during the first part of the third quarter of fiscal 2002, we believe fiscal 2002 revenues are on target to meet or exceed fiscal 2001 revenues.

                  Total operating expenses for the three months ended June 30, 2002 increased approximately 8% from the three months ended June 30, 2001. Total operating expenses for the six months ended June 30, 2002 decreased approximately 5% from the six months ended June 30, 2001. Included in change in total operating expenses for the three months ended June 30, 2002 was an increase of approximately 17% in general and administrative expenses, which includes an increase in independent project managers, a decrease of approximately 76% in office salaries as a result of labor utilization reductions, and an increase of approximately 220% in depreciation and amortization resulting from disposal of obsolete inventory. Included in change in total operating expenses for the six months ended June 30, 2002 was an increase of approximately 15% in general and administrative expenses, a decrease of approximately 46% in office salaries and an increase of approximately 20% in depreciation and amortization. Our reduction in project work in process and new client orders attributes to the lower than normal expenses in the second quarter. While we strive to control expenses to the greatest extend possible, with the expected increase in work load shall come an increase in expenses as the more work in house the greater the cost of doing business.

Liquidity and capital resources

                  We had a working capital deficit of $469,595 at June 30, 2002, a decrease from a working capital deficit of 489,035 at December 31, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 was $44,417 as compared to net cash used by operating activities of $9,264 for the six months ended June 30, 2001. This change is primarily attributable to a decrease in accounts receivable, an increase in accounts payable and a decrease in accrued expenses. Net cash provided by investing activities for the six months ended June 30, 2002 as compared to $0 for the six months ended June 30, 2001. Net cash used by financing activities was $40,479 for the six months ended June 30, 2002 as compared to net cash provided by financing activities of $16,701 for the six months ended June 30, 2001. This change is primarily attributable to an increase in 2002 for principal payments on long-term debt from 2001, as well as $18,929 provided by financing activities in 2001 with no comparable transaction in 2002.

                  We have incurred cumulative losses during our development stage. At June 30, 2002 we have an accumulated deficit of $1,188,791, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts. In order to provide additional working capital, in May 2002 we began a self-underwritten public offering which should result in gross proceeds to us of $6,969,424 if all the securities we are offering are sold. To date, we have not sold any securities in this offering. If we are unable to raise capital in this offering, we will continue to be reliant on loans from our officers to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital in our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission on May 8, 2002. This registration statement included 24,241,682 shares of the Company's $.001 par value common stock that were offered for sale at a price of $0.35 per share, of which 19,912,641 were to be registered on behalf of the Company and 4,329,041 were to be registered on behalf of certain of our shareholders. Our offering of securities commenced immediately thereafter and was self underwritten. We did not employ the use of any underwriter, broker or dealer. The offering will terminate on October 8, 2002, unless we extend it for an additional ninety (90) days.

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

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information. - None

Item 6.  Exhibits and Reports on Form 8-K

            (a)         Exhibits.

                        99.1        Certificate of Chief Executive Officer

            (b)         Reports on Form 8-K

                               None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Communications Research, Inc.

                        Dated: August 13, 2002

                        By: /s/ Carl Ceragno
                        -----------------------------

                        Carl Ceragno, President