Form 10QSB
period 2002-09-30
COMMUNICATIONS RESEARCH INC
filed 2002-11-19
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2002, there were 12,580,591 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.
              Form 10-QSB for the quarter ended September 30, 2002

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Balance Sheets at September 30, 2002 (unaudited)  and December 31, 2001...........................................3

Statements of Operations (unaudited) for the three and nine  months ended September 30, 2002 and 2001.............4
                                                           =
Consolidated Statements of Cash Flows (unaudited) for the nine  months ended September 30, 2002 and 2001..........5

Notes to Consolidated Financial Statements (unaudited) ...........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...................7

Item 3.  Controls and Procedures..................................................................................X

Part II. Other Information

Item 1.  Legal Proceedings .......................................................................................8
Item 2.  Changes in Securities and Use of Proceeds ...............................................................8
Item 3.  Defaults upon Senior Securities .........................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders......................................................8
Item 5.  Other Information .......................................................................................8
Item 6.  Exhibits and Reports on Form 8-K ........................................................................8


Item 1.  Financial Statements
                          Communications Reseach, Inc.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                             September 30,     December 31,
                                                                                 2002             2001
                                                                             -------------     ------------
                                                                              (Unaudited)
Current Assets
  Cash                                                                        $     4,064      $     2,088
  Accounts Receivable                                                         $    15,132           12,277
  Inventory                                                                   $     9,657            8,633
                                                                              -----------      -----------

Total Current Assets                                                               28,853           22,998
                                                                              -----------      -----------

Property & Equipment, Net                                                         102,140          144,379
                                                                              -----------      -----------

Other Assets
  Deposits                                                                          4,988            8,601
                                                                              -----------      -----------

    Total Assets                                                              $   135,981      $   175,978
                                                                              ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                            $    48,258      $    22,851
  Accounts Payable-Related Party                                              $     4,279      $     4,279
  Accrued expenses                                                            $   104,518      $    78,801
  Convertible debenture                                                           135,000          135,000
  Current portion of long-term liabilities                                        239,336          271,102
                                                                              -----------      -----------

Total Current Liabilities                                                         531,391          512,033
                                                                              -----------      -----------

Long Term Liabilities
  Notes payable - related party                                                   217,411          261,106
  Notes payable                                                                    35,513           43,155
  Less current portion                                                           (239,336)        (271,102)
                                                                              -----------      -----------

Total Long Term Liabilities                                                        13,588           33,159
                                                                              -----------      -----------

    Total Liabilities                                                             544,979          545,192
                                                                              -----------      -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,580,591 and 12,580,591 shares                 12,581           12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                                          --               --
  Additional Paid in Capital                                                      807,037          807,037
  Subscriptions receivable                                                         (3,250)          (3,250)
  Deficit Accumulated During the Development Stage                             (1,225,366)      (1,185,582)
                                                                              -----------      -----------

Total Stockholders' Equity                                                       (408,998)        (369,214)
                                                                              -----------      -----------

    Total Liabilities and Stockholders' Equity                                $   135,981      $   175,978
                                                                              ===========      ===========

                          Communications Reseach, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the three        For the three        For the nine         For the nine
                                           months ended         months ended         months ended         months ended
                                           September 30,        September 30,        September 30,        September 30,
                                               2002                 2001                 2002                  2001
                                           ------------         ------------         ------------         ------------
Revenues                                   $     57,052         $     41,953              173,546              189,148

Cost of Sales                                    48,519                2,301               60,722                8,892
                                           ------------         ------------         ------------         ------------

Gross Profit                                      8,533               39,652              112,824              180,256
                                           ------------         ------------         ------------         ------------

Operating Expenses
  General & Administrative                        6,576               18,018               22,324               65,676
  Office salaries                                 1,200               17,905               30,233               28,028
  Rent                                            8,606                6,270               23,568               20,960
  Insurance                                       7,102                5,979               12,477                7,853
  Travel and lodging                              1,010                2,039                2,816                5,761
  Payroll taxes                                     148                1,961                  746                3,092
  Depreciation and amortization                  14,400               12,679               43,204               38,037
                                           ------------         ------------         ------------         ------------

    Total Operating Expenses                     39,042               64,851              135,368              169,407
                                           ------------         ------------         ------------         ------------

Operating Income (Loss)                         (30,509)             (25,199)             (22,544)              10,849
                                           ------------         ------------         ------------         ------------

Other Income (Expense)
  Loss on disposal of assets                         --               (1,573)                  --               (1,573)
  Interest expense                               (6,066)              (5,858)             (17,240)             (18,376)
                                           ------------         ------------         ------------         ------------

    Total Other Income (Expense)                 (6,066)              (7,431)             (17,240)             (19,949)
                                           ------------         ------------         ------------         ------------

Net Income (Loss)                          $    (36,575)        $    (32,630)        $    (39,784)        $     (9,100)
                                           ============         ============         ============         ============

Net Income (Loss) Per Share                $      (0.00)        $      (0.00)        $      (0.00)        $      (0.00)
                                           ============         ============         ============         ============

Weighted Average Shares Outstanding          12,580,591           12,580,591           12,580,591           12,580,591
                                           ============         ============         ============         ============

                          Communications Reseach, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2002          2001
                                                       --------      --------
Cash Flows from Operating Activities

  Net Income (Loss)                                    $(39,784)     $ (9,100)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                         43,204        38,037
     Stock Issued for Services                               --            --
  Change in Assets and Liabilities
     Accounts receivable                                 (2,855)      (51,484)
     Inventory                                           (1,024)           --
     Accounts payable                                    25,407        (6,313)
     Accounts payable-related party                          --        (1,896)
     Accrued expenses                                    25,717        18,916
                                                       --------      --------

  Net Cash Provided(Used) by Operating Activities        50,665       (11,840)
                                                       --------      --------

Cash Flows from Investing Activities
  Purchase of Equipment                                    (965)           --
  Cash (paid for)/received from deposits                  3,613            --
                                                       --------      --------

  Net Cash Provided (Used) by Investing Activities        2,648            --
                                                       --------      --------

Cash Flows from Financing Activities
  Cash received from debt financing                          --        18,929
  Principal payments on long-term debt                  (51,337)       (3,620)
                                                       --------      --------

  Net Cash Provided(Used) by Financing Activities       (51,337)       15,309
                                                       --------      --------

Increase (Decrease) in Cash                               1,976         3,469
                                                       --------      --------

Cash and Cash Equivalents at Beginning of Period          2,088         3,120
                                                       --------      --------

Cash and Cash Equivalents at End of Period             $  4,064      $  6,589
                                                       ========      ========

Cash Paid For:
  Interest                                             $    440      $  2,150
                                                       ========      ========
  Income Taxes                                         $     --      $     --
                                                       ========      ========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

GENERAL

Communications Research, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement SB-2 filed for the fiscal year ended December 31, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the three months ended September 30, 2002 our revenues increased $15,099, or approximately 36%, from the comparable three month period in fiscal 2001. Our revenues for the nine months ended September 30, 2002, however, decreased $15,602, or approximately 8%, from the comparable nine month period in fiscal 2001. We attribute the decrease in revenues during the nine months ended September 30, 2002 to a reduction in spending by our customers following the terrorists attacks of September 11, 2001. The third quarter increase, however, was in keeping with our believe of the recovery of our revenues to historically normal sales levels. We believe that revenues for the fourth quarter of 2002 will continue to exceed revenues reported for the fourth quarter of 2001 after an unusually slow second quarter in 2002.

         Our gross profit was approximately 15% for the three months ended September 30, 2002, as compared to approximately 65% for the comparable period in fiscal 2001. The decrease in our gross profit was the result of system projects requiring integration of manufactured equipment, procured and build into custom systems, at a lessor overall markup than labor intensive consulting and engineering projects performed solely with in-house labor. Our gross profit for the nine months ended September 30, 2002 was approximately 65% as compared to approximately 95% for the comparable nine month period in fiscal 2001. The decrease during the nine months ended September 30, 2002 is the result of the decreased gross profit during the three months ended September 30, 2002.

         Total operating expenses for the three months ended September 30, 2002 decreased approximately 40% from the three months ended September 30, 2001. Total operating expenses for the nine months ended September 30, 2002 decreased approximately 20% from the nine months ended September 30, 2001. The reductions in total operating expenses for the three months ended September 30, 2002, which reflect our continuing effort to control operating costs and expenses, included a significant reduction in general and administrative expenses and office salaries.

Liquidity and Capital Resources

         We had a working capital deficit of $502,538 at September 30, 2002, as compared to a working capital deficit of $489,035 at December 31, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was $50,665 as compared to net cash used by operating activities of $11,840 for the nine months ended September 30, 2001. This change is primarily attributable to our increased net loss, a decrease in accounts receivable, an increase in accounts payable and an increase in accrued expenses. Net cash provided by investing activities was $2,648 for the nine months ended September 30, 2002 as compared to $0 for the nine months ended September 30, 2001. Net cash used by financing activities was $51,337 for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $15,309 for the nine months ended September 30, 2001. This change is primarily attributable to an increase in 2002 for principal payments on long-term debt from 2001, as well as $18,929 provided by financing activities in 2001 with no comparable transaction in 2002.

         We have incurred cumulative losses during our development stage. At September 30, 2002 we have an accumulated deficit of $1,225,366, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts. In order to provide additional working capital, in May 2002 we began a self-underwritten public offering which should result in gross proceeds to us of $6,969,424 if all the securities we are offering are sold. To date, we have not sold any securities in this offering. If we are unable to raise capital in this offering, we will continue to be reliant on loans from our officers to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital in our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

Item 3.     Controls and Procedures

            Our management, including Carl Ceragno our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of November 14, 2002 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

            Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission on May 8, 2002. This registration statement included 24,241,682 shares of our $.001 par value common stock that were offered for sale at a price of $0.35 per share, of which 19,912,641 were to be registered on our behalf and 4,329,041 were to be registered on behalf of certain of our shareholders. Our offering of securities commenced immediately thereafter and was self underwritten. We did not employ the use of any underwriter, broker or dealer. The termination of the offering has been extended until February 3, 2003.

            To date, we have not sold any of these shares. We have not received any proceeds from the sale of these shares. It is unknown how many shares have been sold by our selling shareholders. From the effective date of the Registration Statement to the date of this report, we have not incurred any expenses in connection with our offering.

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         99.1     Certificate of Chief Executive Officer and Chief Financial
                  Officer

         (b) Reports on Form 8-K

         None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Communications Research, Inc.

Dated: November 19, 2002                    By:/s/ Carl Ceragno
                                               ----------------
                                               Carl Ceragno, President

                  Certification of Principal Executive Officer

         I, Carl Ceragno, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Communications Research, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




         6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 19, 2002                      By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno
                                                Principal Executive Officer

                  Certification of Principal Financial Officer

         I, Carl Ceragno, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Communications Research, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 19, 2002                      By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno