Form 10KSB
period 2002-12-31
COMMUNICATIONS RESEARCH INC
filed 2003-03-27
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File No. 0005468

                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
              (Exact name of small business issuer in its charter)


                            NEVADA                                                     22-2991753
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

          67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ                                      07430
          ------------------------------------------                                      -----
                (Address of principal offices)                                         (Zip Code)

       Registrant's telephone number, including Area Code: (201 ) 684-0880

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes   [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $224,884.00.

Aggregate market value of voting stock (A Common only) held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a Director, Officer or active employee of the registrants company) computed by reference to the SB-2, AMENDMENT 4 dated May, 1, 2002, "DETERMINATION OF SHARE PRICE" sets the per share value as .35 cents per share, with 10,083,091 non-affiliate shares for an aggregate market value of $3,529,081.00

Number of shares outstanding of registrant's Common Stock, as of MARCH 15, 2003, 15,838,091 shares

DOCUMENTS INCORPORATED BY REFERENCE

Registrants SB2, AMENDMENT 4, dated May, 1, 2002, is herein incorporated by reference throughout PART I, II and III of this report.

Transitional Small Business Disclosure Format (check one) Yes [x]   No [ ]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as defined in Safe Harbor under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. The company cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

This discussion in this Annual Report regarding Communications Research and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Annual Report on Form 10-KSB, "Communications Research," "we," "our," and "us" refers to Communications Research, Inc., a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Our Company was incorporated in New Jersey on August 11, 1989. From our inception until 1992, we had acted as consultants and engineers providing research and development for manufacturers and clients using RF Broadband technology for video and data products. In 1992, with data and video networking migrating away from RF and CATV equipment to twisted pair cable and fiber optics, we began to design and install Local Area Networked video and data communication systems, primarily for the Health Care market. In 1994, we began to design and install video conference and video presentation systems as well. It was during that period, to meet the requirements of a military location, the company developed a desktop video conference and distant learning system to meet their anticipated training needs.

         We became a wholly owned subsidiary of Visual Telephone of New Jersey, Inc., a publicly traded Delaware corporation ("Visual of New Jersey") on July 17, 1996. With the merger, Visual of New Jersey changed its name to Visual Telephone International, Inc. ("Visual Telephone") in September of 1996. We operated as a wholly owned subsidiary of Visual Telephone until May 21, 1999, when our shares were distributed to the shareholders of Visual Telephone pursuant to an Agreement and Plan of Reorganization dated May 14, 1999 (the "Reorganization Agreement") by and among us, to the shareholders of record as of close of business on May 21, 1999. Pursuant to the Reorganization Agreement: i) International Voice Technologies, Corp., a privately held Delaware corporation ("IVT") merged with and into Visual Telephone; ii) we were to change our state of incorporation from New Jersey to Nevada; iii) we authorized the issuance of two classes of common stock and vesting of voting control of our shares in our President, Carl R. Ceragno through the issuance of Class B shares; and iv) ownership of our Class A shares was spun off to the shareholders of Visual Telephone. Since May 21, 1999, we have operated as a separate and autonomous entity. On July 15, 1999, we completed a change of domicile pursuant with merger agreement which changed our state of domicile from New Jersey to Nevada.

         We presently design, develop, install and support communications systems that process, display and transmit video, audio and data. We have two autonomous internal divisions. Our Systems Integration Division designs, develops and installs sophisticated data, audio and video systems and is our core business. Our Special Systems Consulting Division provides clients with design, development, bid specifications, cost consulting and project management of audio, video, data, and communications systems.

         The diversity of technology we span lends itself to several applications, both within a particular business and throughout an enterprise or institution. Our ability spans the gamut of electronic communications. Our customers need to communicate within their organization and/or reach a diverse audience at many remote locations. Very often we begin working with a client to provide a specific system or technology solution and find our scope of work expand to include other technology systems.

          We have designed and installed electronic systems to be used as video conferencing systems, distance learning systems, audio/visual presentation systems, security/surveillance systems, and sophisticated campus distribution systems. Our systems combine data, voice and video transmission in an efficient and cost effective manner to meet client needs.

         This past year, the company decided to phase out our line of PC Based desktop video conferencing products. Our line of video conferencing products that featured our proprietary Visual-EZ and Communicator products will be frozen and only existing client systems shall continue to be supported. This decision was made as the cost to maintain compliance with new PC operating systems and standards compliance was not justified by revenues generated from sales. The company does own and will continue to support and develop the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system and has made an agreement to resell and support the Polycom series of products.

         The following sets forth a breakdown, by industry, segment of our sales revenues to unaffiliated entities, sales to related entities, operating profit or loss and identifiable assets.

INDUSTRY BACKGROUND

         Communication systems play a pivotal role in how industry utilizes corporate information to satisfy its strategic goals. Networked resources allow businesses to transmit and track information necessary to manage their operations. Telecommunication connectivity is the backbone that allows the transport of this information, in the form of data, voice or video between employees, management and even customers. Multimedia presentations which utilize data, voice and full motion video transmission have become an effective means for communicating ideas, statistics and information at costs significantly lower than long distance personal presentations.

         Communication technology has evolved in great leaps over the last several years, yielding high quality digitally compressed, full motion video capabilities at reduced costs for many applications other than the tradition video conferencing and distant learning . Reduced costs have led to an increase in options for users. Increased communications options lead to user confusion and the need to provide guidance and expertise. We believes that the trends of advancing technology and convergence of technology will continue, yielding improved productivity and profitability for businesses that have planned their communications strategies carefully, and we have positioned ourselves to provide the knowledge and expertise necessary for the deployment of this ever advancing technology.

DESCRIPTION OF OUR BUSINESS SEGMENTS

         SYSTEMS INTEGRATION DIVISION.
         -----------------------------

         We, through our Systems Integration Division, provide our clients with sophisticated communications solutions designed to fulfill their strategic needs. We provide the knowledge and experience necessary for the deployment of digital, voice and video technology. We have been providing the development, design, integration and support of large scale security, surveillance, audio/visual, professional video and computer/network systems since 1989. Our Systems Integration Division accounts for approximately 60% of our business. This division has no foreign operations and no material foreign sales.

         Supplies, materials and testing equipment used by our System Integration Division are supplied by various manufacturers and sources. We believe that the various components, parts and equipment used by our Systems Integration Division are readily available from a diverse assortment of suppliers. The company strives to be vendor independent, allowing us to design solutions that fit the clients needs and are right to meet project goals defined. This eliminates the need for us to maintain an excessive level of inventory. The elimination of any one supplier would not have a material effect on our ability to design and install systems.

         SPECIAL SYSTEMS CONSULTING DIVISION.
         ------------------------------------

         We offer an array of consulting services as; full system design/specification service, configuration, program development, cost consulting, user training, installation management and technical support. Our Communications Consulting operations begins with a discussion with the client's management team to review the client's current communication systems and assess their current and future needs. Existing systems are tested, documented and mapped to aid in the diagnosis of problems, potential problem areas and to determine what part of existing systems, if any, can be recovered and incorporated into a client's new and improved design. A functional design and implementation plan is established based upon the current and projected needs, and budget, of the client.

         GOVERNMENT BUSINESS.
         --------------------

         We are qualified and registered to do business with all branches of the federal government. Our location provides us with a strategic advantage when bidding on projects for federal, state and local governments in the Middle Atlantic region

         In June 1999, we were awarded a New Jersey State contract for telecommunications consulting and technical services. In July, 2002, upon performance review the per project cap was increased to $1,500,000.00 value per project. This is an annual contract, renewable on or before expiration by July 31, 2003, upon review of performance and negotiation of rates. As of this date, we have been awarded projects for engineering and technical services under this contract. No assurances can be given that any additional projects will be awarded to us pursuant to this contract.

         We are a qualified contractor for bidding in the Commonwealth of Pennsylvania for video conferencing, distant learning, audio/visual, multimedia, audio, graphic and image display system projects. This qualification is renewed annually and is not subject to review or re-negotiation. This work is highly competitive, requires installation and other personnel to be residents of Pennsylvania.

         RECENTLY COMPLETED PROJECTS.
         ----------------------------

         Our Systems Special Systems Consulting or System Integration Division is currently working on the following governmental or public projects:

                  Ramapo College of New Jersey, Mahwah, NJ
                  Passaic County Community College, Paterson, NJ
                  NJEdge, new Statewide College and University Network Middlesex Community College, Edison, NJ

         In the past year, the Systems Integration Division has successfully completed another High Definition screening room, with surround sound, for Broadway Television Network, New York, NY, and a A/V media display system with surround sound system in the Trustee Library of St John the Theologian Cathedral, Tenafly, New Jersey.

         We have enjoyed business relationships with the following architectural and engineering firms:

                  H2L2 Partners, Philadelphia, PA
                  GBQC Architects, Philadelphia, PA
                  LAN Associates, Inc. Midland Park, NJ
                  SNS Partnership, Montvale, NJ

         Current government, education and public projects represent approximately 40 percent of our revenues. However, one large system project in either the public or private sector could dramatically change this percentage. Recently with the economic climate, many large projects have been suspended or cancelled with reductions in funding for higher education in the State of New Jersey.

         Recently the company made application for authorization to perform consulting and project management for K-12 Schools throughout the state, recently reorganized under New Jersey EDA. Currently, few companies have been approved by the NJ EDA board for this certification. While we are in the application and approval process no guaranty can be given that the State will grant this authorization, required under new rules to provide services to K-12 schools.

MARKETING AND SALES STRATEGY.

         We focus our sales and marketing efforts on developing strategic alliances with equipment manufacturers ("OEMs"), Architects and service providers. This permits us to act as a vendor for the OEM, Architectural Firm or service provider, sub-contracting our engineering, integration and installation into the OEM's products, Architects Specifications or other service provider's scope of work. We rely on the sales efforts of the sales professionals employed by our business affiliates. This philosophy allows us to function without the added burden of a large direct sales force. Additionally, we directly market our services to Fortune 500 companies, federal, state and local governments, the military, Department of Defense, courts and education institutions.

         We have enjoyed business relationships with the following equipment manufacturers:

                  AutoPatch Division of XN Technology, Chency, WA
                  Crestron, Creskill, NJ
                  Extron Electronics, Anaheim, CA
                  Steward Filmscreen Corporation, Torrance, CA
                  Siemon Corporation, Waterbury, CT

         The company is a qualified System Consultant in the Siemon Engineer/Contractor program. The term of the qualification expires on May 31, 2002. The company has registered to re-qualify for the program for an additional two year term. Siemon Corporation has recommended and assigned projects to the company under this agreement in the past two years.

         While we strive to maintain such relationships, no assurances are given that it will be able to do so or whether it will be able to develop new relationships with other manufacturers and suppliers.

        We do not believe that the business generated by our Systems Integration Division is seasonal. While our Systems Integration Division does a significant amount of business with agencies of federal, state and local governments, we are not dependent upon the business of one or a few customers, the loss of any one or more of which would have a material adverse effect upon our operations. No single customer of our Systems Integration Division is responsible for 10% or more of our aggregate sales. While our Systems Integration Division employs pricing and payment terms that our management considers competitive, we do not employ extended payment terms or liberal return policies that could have a materially adverse effect on our operations. This division's sales varies with the timing and scope of the projects booked. In most cases, backlog varies between two weeks and four months.

ADVERTISING AND PROMOTION

         The Company shall launch an updated website in 2003 which provides potential clients with detailed capability and historical information about the company. The website will provide information on the Engineering, Systems Integration and TeleWRITER divisions of the company.

         In addition, the website will offer, information for investors, new releases, vendor/manufacturers represented and client specific log-in area for e-mail, project scheduling and system updates. The Company will continue to make improvements and expand its website. We will look into on-line ordering for TeleWRITER products, when reasonable, as well as posting any product specials or inventory closeouts for better client notification and easier ordering.

         The primary advertising medium used to attract new clients shall be advertisement placement in trade publications placed in strategic issues, as convention and exhibition issues. The Company will place increased emphasis in 2003 on expanding its advertising, public relations and investor relations strategies. The Company will continue to expand its advertising efforts as we anticipate our sales and marketing spending will grow dramatically in 2003. The Company also plans to promote specific technologies or completed projects in trade publications. The company has received a considerable amount of exposure from recently being featured in System Contractor News. We plan to continue this method of exposure and marketing.

DOCUMENTATION AND QUALITY ASSURANCE.

         Truly effective communications systems require easy and inexpensive maintenance. Maintenance costs are reduced by employing accurate and easy to use documentation. We identify, track, and map all cable runs and devices utilized in a system. Cable test results and certification runs are compiled and documented to provide quality assurance. We provide complete sets of prints reflecting cable runs, equipment location and functional interconnect details for all systems that it engineers and installs. Our mapping documentation becomes a most useful maintenance tool. Documentation is supplied on CD's that can be readily modified. When clients are unable to provide digitized floor plans of their facility, we can scan and digitize any floor plan into an AutoCad file for an additional fee. We believe that the use of our documentation and quality assurance strategies will provide our clients with significant savings as our mapping decreases the amount of time that technicians need to maintain the systems that we design and install.

         We own and maintain an inventory of test and measurement equipment for the daily requirements of our business. Additional testing equipment is acquired to support special project requirements on a case by case basis. All such testing and measurement equipment is re-calibrated every six months to traceable National Bureau of Standards sources. In 2003, the company has plans to replace all equipment greater than three years old and add additional test equipment to meet current testing standards.

RESEARCH AND DEVELOPMENT.

         It is not anticipated that the Consulting Division or Systems Integration Division will incur material research and development expenses and we have not made any budgeting provisions for research and development. The company will continue to be required to partake in advanced technology and product training by manufacturers we represent and certification agencies requiring continuing education and re-certification. The company will continue to support these programs and re-certifications out of operating revenues.

         While some of the companies research and development costs are funded from our operating revenues, much of our research and development costs are performed under contract and paid for by our clients. In such events, we own the rights to the fruits of such research and development and our clients have the unlimited but non-exclusive use of the technology or design that we have developed for them. Most development projects are to solve a specific client problem, with no commercial viability, there is always the potential some specific solutions could become reoccurring revenue streams.

MARKET SEGMENTS SERVED.

         We have offered our system integration and consulting services in connection with video conference/distant learning, large scale security/surveillance, audio/visual, professional video and communications/networking projects. Our systems have been geared towards the following applications:

         VIDEO CONFERENCING/DISTANCE LEARNING SYSTEMS.

         Corporations large and small have significantly increase their reliance for corporate meetings and training since September 11th. With the perfection of the H.323 IP network standard and the availability of reserve bandwidth in corporate and educational networks video conferencing has matured and a new generation of video conference products is being embraced by corporate and educational users. The emphasis on locational convenience, together with the availability of tuition reimbursement incentives offered by employers, have contributed to an increase in demand for higher education and training at off-campus locations. This allows educational institutions, businesses and others to offer classes and training to remote locations far from the traditional campus or home office.

         A number of national, economic, demographic and social trends, including: i) employer and employee recognition of the need to have employees advance their skills; ii) the shift from unskilled jobs to skilled jobs in the United States due to the shift from an industrial to an information based economy; iii) improvement in the student's financial prospects; and iv) the need for colleges to increase their revenue base, are contributing to the growing demand for career oriented education.

         We design and integrate video conferencing and distant learning systems for corporations, educational institutions, private sector and governmental agencies. Our marketing objectives for these systems are achieved by:

                  *Targeting major corporations, federal, state and local governmental agencies and other organizations that are distributed over large and medium geographic areas requiring spontaneity of corporate meeting, corporate doctrine and job related training for their personnel at diverse locations.

                  *Making alliances with colleges, universities and primary education school boards to provide support, re-manufacturing of existing systems and rollout new technology systems.

                  *Making alliances with equipment vendors and telecommunications services providers to gain access to the latest technology capable of providing quality, cost-effective interactive video conferencing systems.

         COMPETITION - VIDEO CONFERENCING/DISTANCE LEARNING SYSTEMS
         ----------------------------------------------------------

         We face competition from a number of large and small companies, both public and private. Many of the companies we compete with possess greater financial and personnel resources than we possess and have greater leverage in acquiring prospects, hiring personnel and marketing. A high degree of competition in these areas is expected to continue. No assurance is given that we will not be adversely affected by these factors.

                  SECURITY/SURVEILLANCE SYSTEMS.

         The use of video surveillance has aided the automation of the security industry. Closed Circuit Television ("CCTV") surveillance is being relied upon more heavily today to protect lives and property as an adjunct to classical security alarm measures. Larger corporate, institutional and governmental agencies require CCTV systems that utilize high quality industrial grade video, elaborate control of cameras with pan/tilt/zoom capability, video matrix switching of sources and archival recording for audit trails or submittal as legal evidence.

         Competition in the small and medium surveillance system market is intense as the levels of technical expertise and financial resources needed are minimal. Large security system design and integration requires a high degree of technical knowledge in a number of electronic systems areas. These systems are usually distributed in a wide area making the need for multiplexing video and control mandatory. Fiber optics are generally needed to support the wide bandwidth multiplexing for transmittal of signals over greater distances than copper cable will allow without equalization. Control of different pan/tilt/zoom devices needed to meet various specifications must be designed for remote single or multiple control. Video from multiple camera sources must be processed and switched among numerous monitors and monitor locations.

         We have successfully designed and implemented high level security/surveillance systems for museums, casinos and high security military installations. Recently our services have been sought after by various local and state agencies to provide a new generation of high end visual surveillance system to meet objectives and directives as outlined in the Homelands Security Bill, approved November 2002. While the events of September 11th have negatively impacted business for us and most American companies, in its aftermath has opened opportunity to provide 21st century Technology to meet expanded security needs.

         Provisions of the Homeland Security Bill provides:

                  o Establishment of new Transportation Security Administration (TSA) within the Department of Transportation under the Aviation and Transportation Security Act. This Act significantly changes the way transportation security will be performed and managed in the United States. This new administration was chartered to secure critical and strategic assets as 10,000 FAA facilities, pipelines, railroad and highway bridges, Ports, highways and railroads. TSA's initial budget for 2003 is 4.8 Billion dollars.

                  o The Homeland Security Bill directly provides funding to secure the 7500 miles of land and sea borders shared with Canada and Mexico. Each year more than 500 million people are admitted into the United States of which 330 million are non-citizens 10 Billion dollars is allocated securing Americas borders, 700 Million dollars is allocated to "21st century technology development for defending the homeland, 5 billion for aviation security, 5 billion for non-Department of Defense (DOD) Homeland security and 4.6 billion allocated for physical security of DOD facilities and personnel.

                  o An additional 35 billion is expected to be spent for Critical Infrastructure Protection (CIP) by private industry to secure high risk facilities as nuclear power plants, fossil fuel power plants, ports, hydro-electric dams, telecommunications nodes and chemical facilities.

         An advanced technology solution has been developed to meet the needs and objectives of the Homeland Security initiative. The criteria for visual security will provide the highest level of surveillance, merging video compression technology with IP interfaces, over high speed networks, or the internet, with real-time digital archive servers. Using IP video and control, there is no distance limitations. The quality, performance and controls are the same across a campus, county, state or country.

         The company has elected to become a reseller for Baxall USA, a British manufacturer of digital cameras and has teamed with TBS-Network Intelligence (TBS-NI), Rochelle Park, New Jersey, to provide a suitable solution to the complex archive and retrieval issues of this program. An established and well respected network video server company, TBS-Network Intelligence has worked to enhance their I-View video server into a video archive and recording server that can continuously record multiple video streams with associated audio, if needed, into mass digital storage system. This system allows any camera or group of cameras to be viewed in real time, or playback prerecorded cameras to recreate past events.

         The highly advanced approach conceived by the company involves using digital, full motion compressed video for visual surveillance. Existing data network must be enhanced for higher bandwidth and quality of signal service, needed for the digital camera signal transport.

         This new concept has many advantages to solve some high level requirements of the Homeland Security Bill, allowing surveillance monitoring, remote control and Command Centers to be distributed over large geographic areas. To accomplish this, IP (Internet protocol) based digital cameras can be connected by standard telephone/data cable to high speed data network backbone. These cameras, monitors and recording devices also can be connected by wide area networks, private virtual networks and even through the internet.

         The digital security cameras have what is termed a codec for Coder/Decoder. The technology of digitally compressed full motion video and audio was developed in the early 1980's and has advanced to international standards for the interchange of audio and video signals. Currently, the international H.261 video standard is most commonly used for what is known as video teleconferencing and distant learning.

         The systems shall be capable of meeting international standards with either Motion JPEG or H.261 compression standards. Presently, digital cameras, transmission and archival storage are currently available with proprietary protocols that are exclusive to only one manufacturer. CRI and TBS-NI elected to use standards based IP networks and compression protocols for greater flexibility now, with vendor independence for the future.

         COMPETITION - SECURITY/SURVEILLANCE SYSTEMS
         -------------------------------------------

         We face competition from a number of large and small manufacturers, most possessing greater financial and personnel resources than we possess and have greater leverage in acquiring prospects, hiring personnel and marketing. The company approach is to continue co-development of a Network Video Recorder with our strategic partner TBS-NI, that allows commercially available, standards based digital cameras to be processed, controlled and archived. This will allow a more open platform for vendor independence of peripheral equipment. Currently there are a number of manufactures that offer digital recording of surveillance cameras using their own proprietary algorithms and recording methods. A high degree of competition in these areas is expected to continue. No assurance is given that we will not be adversely affected by these factors.

                  AUDIO/VISUAL AND IMAGING.

         Audio Visual systems have grown in sophistication over the past five to 8 years and can generally be dubbed the work horse of the information age. The convergence of technology has impacted the A/V industry in a positive way, which has lead to a great deal of cross over technology being implemented, in a unique way, to make presentations, training and entertainment more effective.

         Effective AV presentations are a blend of audio, video, computer, graphic, large screen video display and network technologies integrated in a way that meets the user requirements. These systems are used in many applications as classrooms, lecture halls, corporate board rooms, meeting rooms, churches, museums to name only a few. AV presentation are additionally being linked between corporate, educational and government locations with audio and video conferencing over a network to expand the reach of participants that potentially will take part in meetings and class sessions.

         The highly specialized AV presentation systems require an engineering approach and integration support that has a broad knowledge base of multiple communications technologies. The company has been specializing and developing large system solutions in all the allied fields and has an opportunity to integrate special solutions bringing these special talents together to meet the broad based needs of AV presentation system today. It is this ability, the company believes, is what has expanded to new opportunities with our existing client base and open new relationships with clients. Successful completion of special system projects has opened market awareness to the value and broad base technical expertise we be to a project.

         Typically a system includes multiple images with large screen video projection, high resolution graphics, video media, audio sources, Surround Sound, High Definition retrieval, computer data input, and remote access. Systems the company is presently working on includes the normal classrooms, meeting rooms, and conference rooms and beyond into large venue auditoriums, churches, screening rooms, theaters, multi-purpose rooms and even home theaters. While the scale of the project increases or decreases to meet the application, the design, implementation, technology and quality are always to the highest degree. As a human to information interface, Audio Video presentations provide an effective tool to meet communicate knowledge, information and ideas.

         COMPETITION - AUDIO/VISUAL AND IMAGING
         --------------------------------------

         Competition among integrators and consultants is fierce but with the high amount of opportunities, the growth for all the companies capable of providing solutions for audio video presentation systems in on a steady rise. There is significant competition in this market from small and large companies as well as electrical contractors, retailers, and manufacturers. The company recognizes this competition and prefers to address the market of specialty systems with the greatest technical suffocation using multiple technologies for meeting the presentation of clients. May competitors have greater resources and financial backing than we have. There is no guaranty we can continue to make a significant market impact with limited financial resources.

         PROFESSIONAL VIDEO.

         The company was founded on the belief the convergence of technology and the Advanced Television system will create a huge market for replacement and new installations of television equipment in broadcast support, post production and corporate professional video users. Communications Research, having recognized this potential over the past years has worked in technology markets to build recognition in allied technology industries in preparation for the large scale deployment of HD systems.

         The company recognizes, and has been carefully monitoring proceedings of The Advanced Television Systems Committee, Inc. (ATSC), an international, non-profit membership organization developing voluntary standards for the entire spectrum of advanced television systems. ATSC is working to coordinate television standards among different communications media focusing on digital television, interactive systems, and broadband multimedia communications. ATSC is also developing digital television implementation strategies and presenting educational seminars on the ATSC standards.

         ATSC was formed in 1982 by the member organizations of the Joint Committee on InterSociety Coordination (JCIC): the Electronic Industries Association (EIA), the Institute of Electrical and Electronic Engineers (IEEE), the National Association of Broadcasters (NAB), the National Cable Television Association (NCTA), and the Society of Motion Picture and Television Engineers (SMPTE). Currently, their membership is comprised of representatives of broadcast, broadcast equipment manufacturers, motion picture, consumer electronics, computer, cable, satellite, and semiconductor industries. ATSC Digital TV Standards include digital high definition television (HDTV), standard definition television (SDTV), data broadcasting, multichannel surround-sound audio, and satellite direct-to-home broadcasting.

         The market for Digital Television Sets (DTV) is anticipated to reach 58 million units in 2007 according to the research firm of In-Stat/MDR. Although DTV sets only began shipping in 1998, the anticipated growth is attributed to the FCC mandating all TV sets sold in the US larger than 13" be equipped with DTV tuners by 2007. Set manufacturers are anticipating providing these DTV sets with IEEE 1394 and DVI connection capability and most are considering also adding 802.11b and Ethernet connections. This proliferation is anticipated to cause a surge of rebuilding and upgrading in the professional television market. The technology shall require all program and content production facilities to begin recording, distributing and transmitting in the DTV format.

         To this extent, the company has been successful in building a number of advanced High Definition screening rooms for production companies and developing systems for production and educational clients. We have been searching for a new hire to head up the sales and engineering effort in this market. Supplemented with the support our key employees can provide, we feel the company can make sufficient progress into capturing a significant share of this market. Additionally the company will look for strategic alliances with manufacturers and distributors of digital video production equipment to have access to a broad competitive line of products.

         COMPETITION - PROFESSIONAL VIDEO
         --------------------------------

While it is premature to fully evaluate the competitive market place, it is reasonable to assume the greatest competition in deploying digital Television systems will be from end users and their in house engineering and construction staff. Smaller companies, low power television stations and production houses will be most likely going outside to furnish and build there digital infrastructure and new facilities. It is these opportunities that we expect to pursue but there is no guarantee the company will have the resources to effectively compete against equipment manufacturers and large system integrators.

         COMMUNICATIONS/NETWORKING.

         We provide specialized system design, installation and support for local area networks that support connecting data clients and display devices with host computers and shared resources. Over the last ten years, we have seen network technology change many times, as the need to transmit more data, voice and video at faster rates increases. Data systems with fiber backbones running at gigabit speeds are becoming common. A properly designed and carefully installed system will require low maintenance and provide reliable operation over the system's service life. Since our inception, we have successfully designed and installed such systems.

         In a recent white paper, by Frost & Sullivan, they discuss the changing enterprise telephony market and "all-in-one box" enterprise media exchange solutions for organizations. According to the White Paper, "The new millennium is expected to bring a profound change in the communications requirements for a typical enterprise."

         Many corporations, institutions and schools are again faced with the need to upgrade their data and or telephone network. With the convergence of technologies formally autonomous video, voice and data networks are being considered for replacement or restructuring to provide even higher data networks speeds, IP telephony, media servers for information interchange, conferencing and training. Corporate communications which is distributed between offices now must face the reality of the ever growing dependence on their workers and executives needs for mobility and ability to work at home.

         A new telecommunications system opportunity is expected to start in 2004, creating many opportunities for all communications industry participants. This opportunity is being driven by those companies with aging telephone systems and infrastructure that had little more than a band aid put on there system to meet Y2K requirements.

         The need for employee mobile is on the rise. This mobility is taking the form of off-premises mobility or offices. On premises wireless networks frees the workers from being tied to one location for access to data or media servers. IP telephony further frees the workers from accessing the corporate network from their office, car, home or while traveling. People can have a "follow me" communications system for messages, calls, e-mail and conferencing anywhere around the country or world. Telephone features, corporate databases and network applications can be retrieved remotely, creating virtual offices anywhere, anytime.

         The company envisions new communications infrastructure to be an merging of voice, data and video on a single integrated platform, with efficiency greater than any singled ended solution. With telephones, media, cameras, data, and many other communications sources becoming available with IP interfaces, there has been a greater trend to utilize open standards in the software and hardware in order to enable products and applications to inter-operate among each other, and simplify the complexity associated with applications and system design.

         The company has been successful in completing the design and providing the specifications that meet the needs of a regional high school to replace its aging telephone infrastructure with a unified system that immediately provides, telephone, intercom, paging and master clock, with ability to transparently include distributed data and video in all offices and classrooms. This solution provided a cost effective unified system immediately with the capability to add value added features at significantly reduced cost to the school district compared to older systems. This advanced system provides automated operation, 300 telephone, 380 speakers and 250 clocks. Only a few years ago it would have required the procurement and installation of three independent, autonomous propriety systems that could not inter-operate seamlessly.

         COMPETITION - COMMUNICATIONS/NETWORKING.
         ----------------------------------------

         While the network and communications the company provides is cutting edge, these advanced solutions utilize existing technology implemented in a unique way. While the designs are covered by copyright their is no means of patent or other protection of these designs. Many of the companies we compete with possess greater financial and personnel resources than we possess and can acquire the resources, hiring personnel and conceive systems of similar design. A high degree of competition in these areas is expected. No assurance is given that we will not be adversely affected by these factors.

VISUAL TELEPHONE PRODUCTS DIVISION.
-----------------------------------

         This past year, the company completed the phase out of our line of PC Based desktop video conferencing products and Visual Telephone Products Division. Our company shall maintain a suitable supply of replacement parts in inventory to meet any servicing or repair needs of the existing client base. Our proprietary Visual-EZ and Communicator products will be frozen and only existing client systems shall continue to be supported at the level of system software of the original system purchased.

         Competing technologies, emerging definitions of the current international standard and the development of new industry standards have rendered our video conferencing products non-competitive and obsolete. The competitive nature of this industry mandates higher research and development budgets in response to rapidly evolving standards and features with short product life cycles and downward pricing trends. In recognition of the these concerns, we have elected to provide Polycom equipment as our preferred vendor of choice, for our video conferencing and distant learning systems. Polycom has become the leading company in the market and purchasing these products for inclusion into our video conferencing systems makes the company less susceptible to the aforementioned competitive risks with fixed equipment costs.

         The company owns and will continue to support, and develop, the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system.

          TELEWRITER-AGS OPERATING SYSTEM SOFTWARE. The TeleWRITER operating system software was the custom operating interface for the Visual series of products. This collaboration software was developed by Optel Communications, Inc., Syosset, NY ("Optel"). We acquired all rights to the TeleWRITER-AGS system software in 1999. This software was assigned by us, to a wholly owned subsidiary, TeleWRITER CORPORATION, INC., in exchange for 51% of the common stock in the subsidiary as well as a perpetual license to use the software as we deem appropriate. The remainder of stock in TeleWRITER Corporation, incorporated under the laws of the state of Nevada in September 1999, is independently held by our President Carl Ceragno.

TELEWRITER CORPORATION
----------------------

          The TeleWRITER product has evolved for over fifteen years. TeleWRITER was the first audio graphic collaboration software system and in the mid 1990's captured almost 60% of the collaboration market. TeleWriter is a client based product with a capability of having up to 32 uses share and access documents, resources and computing programs. In a point to point environment the software was capable of having in band face to face audio and camera video of participants. In multipoint mode the audio conference required a simultaneous multipoint bridge telephone conference with full graphic and annotation functionality over an IP network. The principal feature TeleWRITER-AGS operating system is its powerful white boarding, graphics and collaboration package. All uses in a conference required the PC client software installed and operating on the PC.

          The current version of the TeleWRITER-AGS operating system is nearing the end of its life expectancy as it is based on Microsoft's Windows 95 and 98 and requires Version 2 series Microsoft NetMeeting for the T.120 and graphics engine. With the release and wide spread acceptance of Microsoft's XP current operating system, and their discontinuing support of Version 2 NetMeeting for the current version 3.01, the salability of the software is dwindling.

          FUTURE PRODUCT DEVELOPMENT.
          ---------------------------

          We directed our efforts to further enhance and update the operating system by looking to team with a corporation with the knowledge and ability to revise the software to meet current operating system compatibility requirements. We will need to retain the services of one or more programmers to further develop the software to continue its commercially feasibility for us to license it to others. No assurances can be given that this software can be developed by us to the point that it is commercially viable as a product that we can license to others, that we will have sufficient financial resources to develop it to the point that it can be marketed to others on our own or that we possess the marketing ability to sell it once it has been fully developed.

         COMPETITION - TELEWRITER CORPORATION
         ------------------------------------

         The data collaboration industry has meet and exceeded projections for growth over the past five years. Frost and Sullivan reported "the recent acquisition of PlaceWare by Microsoft could be exactly what the web conferencing industry needs to reach $1 billion dollars by the end of 2004. With the high visibility and awareness for collaboration that will likely result from Microsoft's increasing focus on the collaborative industry, we feel web conferencing vendors should be excited by this new venture rather than being intimidated."

         This market has become highly competitive and relatively highly priced with respect to product acquisition and other costs for needed computing hardware as well as ongoing costs of operation and maintenance.

         We face competition from a number of large companies both public and private with more expensive server based products that function with the new operating systems and use a standard browser as the user interface in collaborative mode. Our most significant competitors are Voyant, WebEx, Placeware and NetMeeting. Many of the companies competing with us, with respect to our TeleWriter products, possess greater financial and personnel resources than we possess and have greater leverage in acquiring prospects, hiring personnel and marketing.

EMPLOYEES

         As of December 31, 2002, we had 5 full-time employees, none of whom are employed pursuant to the terms of an employment agreement. We also engage independent contractors and contract workers on an as-needed basis for the installation of the systems that we design and engineer. The number of independent contracts utilized by us for the installation of our systems is directly proportionate to the amount of business that our Systems Integration Division is conducting. In 2003 we anticipate to increase the number of our permanent employees, primarily in engineering, technical and marketing positions. None of our employees or independent contractors are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

CASH REQUIREMENTS

         It is anticipated that we will require expenditures for salaries, professional fees, office and facility lease payments and general operating expenses over the next six months, which in the aggregate should not exceed $175,000.00. We believe that we will be able to satisfy our cash requirements, for both working capital and product development purposes, during the next six months from funds generated from our operations. However, no assurance is given that we will not be required to raise additional funds to satisfy our working capital and other needs either privately or in a subsequent public offering of our securities.

          When pricing a particular project, we usually require an advance payment of 33% to 50% of the project's purchase price. Client's generally make negotiated progress payments thereafter. Advance payments and ensuing progress payments may not be sufficient to continuously fund our operations during the course of large system integration projects that we undertake, resulting in gaps in the cash flow necessary to complete the project. Internally generated cash flow from our other projects may not be sufficient to fill these gaps. To insure adequate cash flow and the ability to pursue larger projects, we have entered into an asset based loan agreement with a commercial lender that permits us to draw up to 80% of a client's purchase order up to $1,000,000.00. We cannot undertake large system integration projects without this loan facility. While we believe that we can continue to rely upon the availability of this loan facility, we cannot give any assurances that this loan facility will be available to us in the future or whether we will be able to replace it if it is terminated.

RISK FACTORS

         An investment in the shares of common stock in the company involves a high degree of risk and should be purchased only by those persons who can afford to lose their investment and who have adequate liquid assets to be able to afford a long-term illiquid investment. There can be no assurance that we will have substantial sales or revenues, or that we will be able to sell our products or services at a profit. Other risk factors include our reliance on a limited in-house sales force and third-party independent distributors and wholesalers for project sales. Prospective purchasers should, prior to purchase, carefully consider the following risk factors, as well as other information set forth elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

OUR OPERATING LOSSES, OUR RELIANCE UPON LOANS FROM OUR OFFICERS, AND OUR RELIANCE ON THE PROCEED OF ANY OFFERING RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We currently estimate that we will require between $ 300,000.00 and $350,000.00 in operating capital over the next 12 months to remain in business. Substantial expenditures will be required to enable us to pursue large projects, expand our services, further develop our proprietary software, and market our services. The level of expenditures required for these activities will depend in part upon changes in technology and whether we develop and market our products and services independently or with others through collaborative arrangements. Our future capital requirements will also depend on one or more of the following factors: market acceptance of our products; the extent and progress of our research and development programs; the costs involved in filing, protecting and enforcing intellectual property claims; competing technological and market developments; and the costs of marketing our services. Our capital requirements will also depend largely on how aggressive we are in expanding our revenues and managing our expenses.

FAILURE OF OUR OPERATING AND INTERNAL GROWTH STRATEGIES MAY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND REMAIN IN BUSINESS

         We intend to grow our revenues and attain profitability by expanding the range and markets of service we offer to customers, attracting new customers, strategically aligning ourselves with larger business partners, increasing the number of projects performed for existing customers, and reducing operating and overhead expenses. Many of the factors affecting our ability to do so may be beyond our control and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our failure to do so could cause us to curtail or cease our operations.

         While we strive to attain profitability, we are currently experiencing a period of development and expansion which has placed, and could continue to place, a significant strain on our management, customer service, support operations, sales, administrative personnel and other resources. In order to serve the needs of our existing and future customers, we will need to increase our workforce, which will require us to attract, train, motivate and manage qualified employees. Our ability to manage our planned growth will require us to continue to expand our operating, management, information and financial systems, all of which may significantly increase our operating expenses. Increased operating expenses could frustrate our efforts to achieve sustained profitability.

MOST OF OUR CONTRACTS CAN BE CANCELED ON SHORT NOTICE, WHICH MAKES IT DIFFICULT FOR US TO FORECAST REVENUES AND EFFECTIVELY MANAGE OUR EXPENSES.

         A substantial number of our contracts can be canceled upon short notice. Accordingly, we cannot be certain that our future revenues will approximate our historical performance. Our inability to replace any canceled contracts with contracts entered into with other customers could have a significant negative effect on our business.

UNLESS CLIENTS REQUIRE OUR SERVICES AT MULTIPLE LOCATIONS OUR CONTRACTS DO NOT PROVIDE FOR REPEAT BUSINESS, WHICH REQUIRES US TO SEEK NEW REVENUE SOURCES ON AN ONGOING BASIS

         Many of our system integration projects are one time projects designed to meet a specific customer need. The integrated systems that we install generally have a long usable life expectancy. These projects do not promote long term, repeat business with a particular customer unless that customer requires our services at multiple locations. This requires us to maintain an ongoing sales and marketing budget and requires our sales team to constantly attract business from new customers.

OUR FAILURE TO ADJUST TO CHANGES IN TECHNOLOGY MAY RENDER OUR PRODUCTS AND SYSTEMS OBSOLETE AND CAUSE A DRAMATIC REDUCTION IN OUR REVENUES.

         The telecommunication field, professional video, video conferencing and systems networking industries are subject to rapid changes in technology. Systems used for the transmission and display of video, voice and data as well as the hardware which carries these systems, are subject to rapid changes in technology. The expertise developed by our key personnel may no longer be applicable to subsequent advancements in technology. In the future, our customers may be able to receive enhanced services without a significant upgrade of their existing information technology and communication systems thereby minimizing the need for the type of services that we provide.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

         Our industry is highly competitive and is served by numerous small, owner operated private companies, several public companies and several large regional companies. There are no substantial barriers to entry in our industry and we expect that competition will intensify in the future. Competition in the industry depends upon a number of factors, including price. Our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at more competitive prices. Many of our competitors have greater market presence, engineering depth and marketing capabilities, as well as greater financial, technological and personnel resources than we do. As a result, they may be able to develop and expand their customer base more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. We cannot be certain that we will be able to maintain or enhance our competitive position. We also face competition from in-house service departments of our prospective and existing customer base and cannot be certain that our existing or prospective customers will continue to outsource business to us in the future.

         Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of products. Accordingly, it is possible that new competitors or alliances among competitors and/or vendors may emerge and rapidly acquire market share. Increased competition from any one of these sources is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could have a significant negative affect on our business.

WE ARE SUBJECT TO LAWS GOVERNING INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS THAT MAY HAVE A NEGATIVE EFFECT ON OUR BUSINESS

         As the number of products in the telecommunication, teleconferencing and professional video industries increases and the functionality of these products further overlaps, companies may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. We cannot be certain that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products, or that any such assertion will not require us to enter into royalty arrangements or litigation that would be costly to us. Any claims or litigation, with or without merit, and any subsequent finding of infringement would result in a diversion of our management's attention as well as a diversion of our financial resources, and could have a significant negative effect on our business. Adverse determinations in such claims or litigation could have a material adverse effect on our business, financial condition and results of operations.

         While we believe that our success will depend principally upon our ability to design and effectively market them along with our integration and installation services, our ability to compete is also dependent in part upon our proprietary technology and intellectual property rights. Our inability to protect our proprietary rights could have a significant negative effect on our business. We have not filed for any federal copyrights, patents or trademarks to protect our proprietary software, documentation and other proprietary information. We cannot be certain that common law intellectual property rights will be sufficient to protect our interests. Nor can we be certain that the confidentiality agreements and other methods on which we may rely to protect our trade secrets and proprietary information and rights will be adequate to prevent competitors from developing similar technology. In the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology and we may be subject to additional risk if we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Litigation to defend and enforce our intellectual property rights, regardless of the final outcome of such litigation, would result in a diversion of our management's attention as well as our financial resources, and could have a significant negative effect on our business.

THE DEPARTURE OF MR. CERAGNO, OUR PRESIDENT, AND LACK OF QUALIFIED INSTALLATION STAFF COULD DISRUPT OUR BUSINESS

         We depend upon the continued services of our president, Carl R. Ceragno. Mr. Ceragno is not employed by us pursuant to the terms of an employment contract. The loss of the services of Mr. Ceragno would have a significant negative effect on our business as we have not hired management personnel to perform his duties if he cannot carry them out on his own. In addition, we do not carry key-person life insurance policies on Mr. Ceragno's life. We do however intend to purchase such insurance in the future. However, whether funds will be available for such purposes cannot be assured and will depend upon our future budgeting needs. Even if insurance benefits are received we cannot be certain that we will be able to effectively replace Mr. Ceragno or other key employees at affordable rates.

         Our Systems Integration Division relies heavily upon the availability of highly qualified and trained installation personnel and subcontractors for the systems that it designs and installs. The competition for the services of these individuals is intense. We cannot be certain that we will be successful in attracting and retaining additional skilled installation personnel as needed. Our failure to do so could have a significant negative effect on our business.

OUR OBLIGATION TO INDEMNIFY OFFICERS AND DIRECTORS MAY CAUSE SIGNIFICANT OPERATIONAL EXPENSES

         Our Articles of Incorporation, Bylaws and laws of the State of Nevada provide for the indemnification of our officers and directors. It is possible that we may be required to pay judgments, fines, legal fees and expenses incurred by our officers or directors in connection with their corporate activities, provided that the officer or director acted in good faith.

CONTROL OF OUR MANAGEMENT BY OUR PRESIDENT COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO GOVERN OUR AFFAIRS.

         Carl R. Ceragno, our president, owns all of our issued and outstanding Class B shares as well as 3,300,000 of our Class A shares. He will have voting control of our management. Mr. Ceragno will be able to continue to determine and direct our affairs and policies and will effectively control virtually all matters requiring approval by our stockholders, including the amendments of the Articles of Incorporation, the election of directors, and the approval of mergers or similar transactions. As a result, shareholders will not be able to replace management even if they determine that we are being managed ineffectively.

         This concentration of voting control in the hands of Mr. Ceragno may have the effect of delaying, deferring or preventing a change in control of our Board of Directors, impeding a merger, consolidation, takeover or other business combination that we may otherwise consider or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Board of Directors. This could have a significant negative effect on the market price of our common stock.

THE LOSS OF ONE OF OUR THREE MAJOR CUSTOMERS OR A DECREASE IN THE BUSINESS THAT WE DO WITH ANY ONE OF THEM COULD NEGATIVELY AFFECT OUR BUSINESS

      We are dependent upon a small number of our customers as well as a small number of systems sales for a substantial portion of our revenues. For the fiscal year ending December 31, 1999, sales of integration services to 3 clients accounted for 85% of our operating revenues. For the fiscal years ending December 31, 2000 and December 31, 2001, sales of integration services to 1 client accounted for approximately 50% of our operating revenues. While our client base has increased in 2002 the loss of any one of our larger clients or a diminution in sales to any one of them could have a significant negative effect on our business.

FUTURE ACQUISITIONS MAY DISRUPT OUR OPERATIONS AND DILUTE THE VALUE OF OUR
SHARES

      One of our business strategies is to pursue Strategic Alliances and acquisition opportunities that complement our existing services, expand our distribution channel or are compatible with our business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, and/or public offerings or private placements of equity or debt securities. We cannot be certain that we will be able to make acquisitions on terms favorable to us or that funds to finance an acquisition will be available or permitted under our financing instruments. If we complete alliances or acquisitions, we will encounter various associated risks, including the possible inability to integrate an acquired business into our operations, potentially increased goodwill amortization, diversion of management's attention and unanticipated problems or liabilities, some or all of which could have a significant negative effect on our business. In addition, such acquisitions could result in substantial equity dilution to existing stockholders if they are paid for with our shares.

OUR FAILURE TO PAY DIVIDENDS COULD NEGATIVELY AFFECT OUR SHAREHOLDERS

         Investors seeking a regular cash return on their investment should know that we have never paid dividends to our SHAREHOLDERS and do not anticipate paying dividends to our shareholders in the foreseeable future. If our operations become profitable, it is anticipated that earnings will be reinvested in our operations to fund our growth.

OUR SECURITIES ARE SUBJECT TO PENNY STOCK REGULATIONS, WHICH MAY MAKE IT MORE DIFFICULT TO SELL YOUR SHARES

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks and their associated risks. It is likely that our shares will be regulated as a penny stock and will be subject to the additional disclosure requirements imposed by this law.

         The impact of the regulations applicable to penny stocks on our securities is a reduction in the market liquidity of our securities by limiting the ability of broker/dealers to trade our securities and the ability of purchasers of our securities to sell their securities in the secondary market. The low price of our common stock also has a negative effect on the amount and percentage of transaction costs paid by individual shareholders and our potential ability to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of many institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks. In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher priced stocks, the current low share price of the common stock results in individual shareholders paying transaction costs that are a higher percentage of their total share value than would be the case if the share price were substantially higher. High transaction costs can erode an investor's return on investment.

SHARES ELIGIBLE FOR FUTURE SALE MAY HAVE AN AVERSE EFFECT ON OUR STOCK PRICE

         Future sales of substantial amounts of common stock in the public market could adversely affect market prices of our common stock. There are approximately 15,838,091 Class A Shares issued from the authorized 40,000,000 authorized by the company. There will be approximately 10,083,091 non-affiliate shares Class A Shares of common stock that will be freely tradeable without restriction or further registration under the Securities Act, unless held by our "affiliate" as that term is defined in Rule 144 under the Securities Act ("Rule 144"), which shares will be subject to the resale limitations of Rule 144. Of the Class A Shares 5,755,000 of said shares will be deemed "restricted securities" under Rule 144 and may not be sold unless they are registered under the Securities Act or unless an exemption from registration, such as the exemption provided by Rule 144, is available.

         No prediction can be made as to the effect, if any, that future sales, or the availability of 144 stock for future sales, will have on the market price of our stock from time to time. Sales of substantial amounts of 144 stock by us or by stockholders who hold restricted securities, or the perception that such sales may occur, could adversely affect market prices for our stock.

OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THE FORWARD LOOKING STATEMENTS THAT ARE CONTAINED IN THIS PROSPECTUS

         This report contains forward-looking statements that involve risks and uncertainties. The words "anticipate", "believe", "estimate", "expect", "will", "could", "may," and similar words are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described above and elsewhere in this report.

ADDITIONAL INFORMATION

         We have filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 with respect to the common stock that we are registering. Our SEC registration became effective May 8, 2002. The SB-2 Registration expired by its terms on February, 8, 2003

         The Company is a reporting company and all filings and accompanying exhibits, may be inspected and copied at the principal offices of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549, and at any of the 12 regional offices of the SEC around the country. Copies of all or any part of this registration statement may be obtained at prescribed rates from the SEC's Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20545 or by calling the SEC at 1-800 SEC-0330. The SEC also maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

        When we qualify statements in this document with the word "believe", unless otherwise indicated, we are basing our belief on the knowledge and experience of our personnel and advisors. Statistical information included in this prospectus has been obtained by us from publications we deem reliable and with which we have no relationship.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently occupy approximately 2,850 square feet of space at 67 Ramapo Valley Road, Suite 103, Mahwah, New Jersey 07430 for our corporate and administrative offices under a lease expiring on October 31, 2006 and requiring $2,868.54 monthly rent subject to annual escalations. We believe that our current space is suitable for our current and projected needs over the next ten month period and have no current plans to lease additional space.

The leases requires the Company to bear, in addition to the basic rent, the costs of insurance, and certain maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending or threatened legal or governmental claims, actions or proceedings against or relating to us which could, individually or in the aggregate, have a materially adverse effect on us.

         Under the terms of the reorganization of Visual Telephone, which led to the distribution of our shares to the shareholders of Visual Telephone, Visual Telephone has assigned to us all of its rights to the lawsuit captioned Visual Telephone International v. Michael O'Brien Pickens and the Pickens Venture Group, Case No. 97-2969(JWB) and filed in the United States District Court in and for the District of New Jersey. This lawsuit seeks monetary damages against Mr. Pickens, The Pickens Venture Group, Inc. and The Pickens Group (collectively "Pickens"). An order entering a default against the defendants in this case was executed on August 26, 1999.

         On January 25, 2001 Michael O'Brien Pickens filled a petition of personal bankruptcy under chapter 7 of the United States code in U.S. Bankruptcy Court Northern District of Texas, Wichita Falls Division, C&H File No. 88761. The Attorney on behalf of Mr. Pickens pleaded poverty on his behalf and stated the only asset owned by Mr. Pickens is an interest in an irrevocable trust created by his father, T. Boone Pickens, over which he has no control. Although in the opinion of the District Court, Communications Research claims were factually meritorious, upon review by the Bankruptcy Court in the Northern District of Texas they denied a request for summary judgement and required retrying issues specifically establishing the debt, fraud and breach of Mr. Pickens fiduciary duties.

         On the basis of our understanding the Internal Revenue Service has released it's tax liens against Mr. Pickens after performing their own investigation, our counsel advised against pursuing the matter any further as Mr. Pickens does not own any non-exempt property available for satisfaction of the judgement if our case was again found to be meritorious. Upon assessment of Communications Research, Inc. position was made, the company elected to drop the case against Mr. Pickens personally. The United States Bankruptcy Court Northern District of Texas Discharged the Debtor on June 18, 2001 with Order Granting Motion to Dismiss Case By Communications Research, Inc entered September 24, 2001. A copy of the order was received in March 2002.

         We have incurred over $51,000.00 in legal fees and costs in connection with this matter. Even with the personal bankruptcy of Mr. Pickens individually, the company has recourse against The Pickens Venture Group, Inc. and The Pickens Group, co-defendants in the lawsuit brought by Visual Telephone. We believe that most of the legal fees and costs to be incurred in connection with this matter are behind us. However, no assurances can be given that the remaining defendants in this case can be located and would be able to satisfy any award of damages.

         We filed a lawsuit against iVoice.com, Inc, the company that merged with our former parent company, alleging constructive eviction, trespass, breach of contract, conversion, interference with economic relations and quantum merit. This lawsuit, which was filed in the Bergen County Chancery Division on April 3, 2000 sought unspecified damages. On March 4, 2002, a judgment in the amount of $31,977.89 was entered in our favor. Pursuant to that judgement, iVoice.com, Inc. filed a Motion for Reconsideration which was denied. A final settlement in the amount of $15,000 was agreed and paid by iVoice to Communications Research, Inc. with $5,000.00 initial payment and $2,500.00 per month for four months. The terms of the settlement agreement were completed in August, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Presently there is no market for our common stock.

Market Information:

         Our Class A shares have never traded on any recognized securities exchange in 2002. On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol CRHI. The date of commencement of trading is yet undetermined. We hope to establish a market for said shares. It is anticipated the securities will commence trading at a value of .35 cents per share as defined in our approved SB-2 Amendment 4.

         However, there can be no assurance that any recognized public market will develop for our Class A shares. Holders of our common stock may not be readily able to dispose of their interests in our common shares. Even if a market develops for our shares, there can be no assurance as to the price that our common shares will be traded.

HOLDERS.

         As of December 31, 2002, there were approximately 833 holders of record of our common stock.

DIVIDENDS.

         We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We have been principally focused upon our consulting and systems integration operations. Management believes that our systems integration related operations, which had been largely ignored while we had been a wholly owned subsidiary of our former parent company, will be instrumental to increasing our revenues. We believe that we are on the right path towards sustained profitability as our revenues increase. However, we cannot be certain that we will be able to do so. To the extent that we cannot achieve and maintain profitability, we will require additional financing to continue our operations.

RESULTS OF OPERATIONS.

         Revenues We booked total revenues of $224,884.00 for the year ending December 31, 2002, as compared to revenues $214,462 for the prior year. The economic and business climate for the year made it difficult to perform at the level projected. Resources normally used productively for income producing work was redirected to sales and marketing to maintain project bookings and billings.

         We attribute the slight increase in revenues during 2002 to our ability to successfully expand our marketing efforts and subsequently increase our client base to replace clients lost following the terrorists attacks of September 11, 2001. While the third quarter revenues increased sharply it was insufficient to overcome unusually slow second quarter and below average fourth quarter in 2002.

         Gross profit Our gross profit was approximately 67% for the year ended December 31, 2002, as compared to approximately 95% for fiscal 2001. The decrease in our gross profit was the result of system projects requiring integration of manufactured equipment, procured and build into custom systems, at a lessor overall markup than labor intensive consulting and engineering projects performed solely with in-house labor and increased cost of sales.

         Operating Expenses While our revenues were essentially flat with an increase slightly less than 5% overall, we were successfully able to manage operating expenses, as they decreased again approximately 35% from $238,120 for the year ending December 31, 2001 to $175,288 for the year ending December 31, 2002. The reductions in total operating expenses for 2002 reflect our continuing effort to control operating costs and expenses, included a significant reduction in general and administrative expenses and office salaries.

         Operating Loss We have not shown a net profit as an independent company to date. While our operating losses have decreased significantly from $202,100 as of December 31, 2000 to $34,931 as of December 31, 2001, it increased in 2002 to $40,777.00 due largely to an increased cost of sales. Our executive officers have been loaning us funds to finance our losses over the last several years.

         Cash and cash Equivalents Total cash as of December 31, 2001 was $4,158 as compared to $ $2,088 as of December 31, 2000. Accounts receivable increased significantly to $22,027 as of December 31, 2002 from $12,277 as of December 31, 2001 reflecting credit terms that the Company has had to extend to promote business. Total current assets increased to $32,554 as of December 31, 2001 from $22,998 at December 31, 2000 as a result of our increased revenues and associated accounts receivable.

         Current Liabilities Despite our improving operations, we are technically insolvent as our current liabilities exceed our current assets. Our current liabilities increased approximately 6 1/2% to $545,644 as of December 31, 2002 from $512,033 as of December 31, 2001. Our Total Liabilities increased to $568,067 of which, as of December 31, 2002, $221,207 is currently due our president and secretary.

         While we are taking measures to expand our revenues, improve our liquidity and continue to trim our expenses, we cannot guaranty that we will be able to operate profitably. Until we can do so, we are reliant upon the ongoing loans from our executive officers or the proceeds of any stock offerings to remain in business.

Future Expenditures

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries and general working capital purposes.

         The company is in need of replacing aging office and data processing equipment. Additionally we require additional technical testing equipment to install and maintain sate of the art electronic systems and equipment. If the company is unable to purchase this equipment it will be unable to effetely compete in the markets it has defined.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2002 we have an accumulated deficit of $1,249,431, and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts.

         If we are unable to raise capital in the near future, we will continue to be reliant on loans from our officers to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital through our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

CONTROLS AND PROCEDURES

         Our management, including Carl Ceragno our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 28, 2003 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 7. FINANCIAL STATEMENTS.

         SEE PAGES F-1 THRU F-15 - AUDITORS FINANCIAL STATEMENT


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                        AGE             POSITIONS HELD
----                        ---             --------------
Carl R. Ceragno             56              Director, President and Treasurer
Lawrence S. Hartman         37              Director and Vice President
Almajean O'Connor           53              Secretary

         The directors named above will serve until the next annual meeting of our shareholders to be held within six (6) months of the close of our fiscal year or until their successors shall have been elected and accepted their positions. Directors are elected for one year terms. Mr. Ceragno and Ms. O'Connor are our executive officers.

         Carl R. Ceragno. Carl R. Ceragno, who is our co-founder, has served as our president and chief executive officer since our inception. His principal responsibilities include system design engineering, project management, sales and technical proposal preparation. From July 1969 through June of 1992, Mr. Ceragno served as a studio engineer, project engineer, chief engineer, and ultimately vice president of engineering for Tele-Measurements, Inc., an A/V systems integration business located in Clifton, New Jersey.

         Mr. Ceragno received a bachelor of sciences degree in June of 1968 from Emerson College, Boston, MA. At graduation, he was honored by receiving the departmental award for excellence and service to the Emerson College broadcasting department.

         Mr. Ceragno has given numerous network design and video conferencing lectures, authored technology white papers and has authored numerous lectures regarding telecommunications technology and integration.

         Since 1998, Mr. Ceragno has served as trustee and president of the New York Susquehanna & Western Technical and Historical Society, is a delegate to the United Railroad Historical Society of New Jersey, Director of NorthEast RailCar Association (NERCA) and is active in railroad equipment restoration and preservation.

         Lawrence S. Hartman. Lawrence S. Hartman has served as Vice President-Corporate Counsel since May of 1999. Mr. Hartman does not devote his full time efforts to our affairs. Rather, he provides his time on an "as needed" basis. From June of 1999 to the present, Mr. Hartman has served as director, president and secretary of Omega Ventures, Inc., which provides on-line marketing services. From May of 1998 to June of 1999, Mr. Hartman had served as a senior manager of the Ocwen Federal Bank, where his responsibilities were devoted towards real estate asset management. From January 1996 to May of 1998, Mr. Hartman served as Vice President, secretary and general counsel with Terragon Realty Advisors, a real estate investment trust. From January of 1994 until January of 1996, Mr. Hartman was employed as an associate attorney with the law firm of Coudert Brothers, where his area of practice was limited to real estate law. Mr. Hartman earned a Bachelor of Arts degree from Albany University in May of 1987. He earned his Juris Doctor degree from Columbia Law School in May of 1990. Mr. Hartman is currently licensed to practice law in the State of New York.

         Almajean M. O'Connor Almajean M. O'Connor has served as our corporate secretary since May of 1999. She has been employed by us as our office manager since November of 1996. From November of 1987 to November of 1996, Ms. O.'Connor had been employed as a legal secretary and legal assistant with the law firm of Hannoch Weisman, Roseland, New Jersey. While Ms. O'Connor has not earned a four year degree, she has attended Atlantic County Community College, Mays Landing, New Jersey, where she had taken computer science classes.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last two (2) fiscal years and the first nine months of this year:

NAME AND                            ANNUAL COMPENSATION            LONG TERM COMPENSATION
PRINCIPAL POSITION         YEAR     SALARY       BONUS       OTHER    STOCK   SAR's   LTIP   OTHER
------------------         ----     ------       -----       -----    -----   -----   ----   -----
Carl R. Ceragno           1999    $ 40,384.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
President & Treasurer     2000    $ 21,000.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2001    $ 16,400.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2002    $      0.00    $0.00       $0.00    $0.00   $0.00   $0.00
                                                                              $0.00
Lawrence S. Hartman       1999    $      NONE    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
Vice President            2000    $      NONE    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2001    $      NONE    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2002    $      NONE    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00

Almajean O'Connor         1999    $ 31,538.43    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
Secretary                 2000    $  5,500.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2001    $ 13,900.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00
                          2002    $    800.00    $0.00       $0.00    $0.00   $0.00   $0.00   $0.00

TERMS OF OFFICE.

         Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTORS' COMPENSATION

No compensation has been paid to any directors for service in such capacity in the past. Directors may be reimbursed for expenses incurred while attending Board and committee meetings. Board of Directors intends to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors. Non-employee directors will be issued 25,000 shares of common stock as compensation for their participation as Board Members in 2003. Out of pocket expenses shall continue to be paid to all independent directors to travel to Board and committee meetings.

STOCK OPTIONS

         NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth the ownership, as of December 31, 2000, of our common stock (i) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our directors,
(iii) by stockholders owning more than five percent (5%) of our shares, and (iv) by all executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

PERCENTAGE OF TOTAL SHARES

TITLE OF                                      NO. OF          Percentage of
CLASS              NAME & ADDRESS             SHARES            Ownership
-----              --------------             ------            ---------

Class A Common   Lawrence S. Hartman          550,000              3.47%

Class A Common   Almajean O'Connor            655,000              4.14%

Class A Common   Carl R. Ceragno            3,050,000             19.26%

Class B Common   Carl R. Ceragno              400,000             100.0%

All Officers and Directors as a Group
(3 Individuals)                             4,255,000             26.87%

         As our Class B shares are entitled to 100 votes per share at all meetings at which shareholders are entitled to vote, Mr. Ceragno possesses voting control over all matters that may come to a vote of our shareholders.

Changes in Control.

         There are currently no arrangements which would result in a change in control of our management.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Carl R. Ceragno, our co-founder and President was a director, executive officer and control person of Visual Telephone, our former parent company. Pursuant to the Reorganization Agreement, we changed the state in which we had been incorporated from New Jersey to Nevada and we were to issue two classes of common stock and vest voting control of our shares with Mr. Ceragno.

         Carl R. Ceragno, our president, and Alma Jean O'Connor, our secretary, have been funding our ongoing losses. Mr. Ceragno has outstanding loans to us in the amount of $211,649 as of December 31, 2002 and Ms, O'Connor has outstanding loans to us in the amount of $9,558, as of December 31, 2002. The loans from Mr. Ceragno have been used to pay salaries and other operating expenses. These loans are demand loans and are not evidenced by promissory notes and may be called by Mr. Ceragno and Ms. O'Connor, as the case may be, at any time. Ms. O'Connor's loan and $150,000 of Mr. Ceragno's loan accrue interest at the rate of 7% per annum. The balance of Mr. Ceragno's loan does not accrue interest. Additionally, we received loans of $7,050 from an entity controlled by Mr. Ceragno during 1999. A portion of that amount has been paid back and the remain outstanding amount totals, $4,279.

         As of September 15, 2000, Omega Ventures, Inc., a corporation controlled by Lawrence Hartman loaned us $6,600 to be applied towards the legal fees needed to prepare the registration statement of which this prospectus is a part. This loan bear interest at 8% per annum and is due on or before September 15, 2002. As additional consideration for making this loan, we issued this lender 50,000 shares of our class A shares.

         We have been issued a line of credit in the amount of $1,000,000 by the Brookdale Funding Group, none of which is currently drawn upon. We anticipate that this loan facility would be used to help finance long term projects that cannot be financed by other means. Repayment of this loan facility is personally guarantied by our President, Carl R. Ceragno. The terms of this facility require Mr. Ceragno to exercise voting control of our common stock so as to avoid a change in our control.

         The following shares of common stock were acquired after May 14, 1999 by our executive officers and directors:

      Name              Number and Class of Shares     Consideration            Date
      ----              --------------------------     -------------            ----
Carl R. Ceragno          2,000,000 Class A shares    $  2,000.00             June 1, 1999
                           400,000 Class B shares    $    400.00             June 1, 1999

Alma Jean O'Connor         250,000 Class A shares    $    250.00             June 1, 1999

Lawrence Hartman           500,000 Class A shares    $     500.00            June 1, 1999

         Pursuant to our agreement to acquired the Optel/TeleWriter AGS software, we paid CSTI-Outreach Technology the sum of $150,000.00 of which $15,000.00 was advanced by Carl R. Ceragno, our president and the balance of $135,000.00 was paid in the form of a convertible promissory note.

RECENT DEVELOPMENTS

         The company was advised on March 18, 2003 by NASD it was cleared for an unpriced quotation on the Pink Sheets L.L.C. for trading its Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                  99.1 Certificate of Chief Executive Officer and Chief Financial Officer

         (b) Reports on Form 8-K

                  The Company filed one (1) report on Form 8-K during 2002 as follows:

                  November 5, 2002, For Registration of Certain Classes of Securities Pursuant to Section 12(g) of the Securities exchange Act of 1934

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMMUNICATIONS RESEARCH, INC.


Date: March 27, 2003                          By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Carl Ceragno, certify that:

1. I have reviewed this annual report on Form 10-KSB of Communications Research, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                           By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno
                                                Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Carl Ceragno, certify that:

1. I have reviewed this annual report on Form 10-KSB of Communications Research, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                          By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno

                          COMMUNICATIONS RESEARCH, INC.

                              Financial Statements

                           December 31, 2002 and 2001

                                 C O N T E N T S


Accountants' Report ..................................................... F-2

Balance Sheets .......................................................... F-3

Statements of Operations ................................................ F-5

Statements of Stockholders' Equity....................................... F-6

Statements of Cash Flows ................................................ F-7

Notes to the Financial Statements ....................................... F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Communications Research, Inc.:


We have audited the accompanying balance sheets of Communications Research, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communications Research, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from outcome of this uncertainty.


Chisholm & Associates
North Salt Lake, Utah
March 4, 2003

                          Communications Research, Inc.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                  December 31,
                                                             -------------------
                                                                2002       2001
                                                             --------   --------
CURRENT ASSETS

   Cash and Cash Equivalents                                 $  4,158   $  2,088
   Accounts receivable (net of allowance for doubtful
    accounts of  $0 and $0, respectively)                      22,027     12,277
   Inventory                                                    6,369      8,633
                                                             --------   --------

     Total Current Assets                                      32,554     22,998
                                                             --------   --------

PROPERTY & EQUIPMENT (Net)                                     97,452    144,379
                                                             --------   --------
OTHER ASSETS

    Deposits                                                    4,988      8,601
                                                             --------   --------

    Total Other Assets                                          4,988      8,601
                                                             --------   --------

     TOTAL ASSETS                                            $134,994   $175,978
                                                             ========   ========


   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             December 31,
                                                     --------------------------
                                                         2002          2001
                                                     -----------    -----------

CURRENT LIABILITIES

   Accounts payable                                  $    76,854    $    22,851
   Accounts payable - related party                        4,279          4,279
   Accrued expenses                                       97,182         78,801
   Convertible debenture                                 135,000        135,000
   Current portion of long-term liabilities              232,329        271,102
                                                     -----------    -----------

     Total Current Liabilities                           545,644        512,033
                                                     -----------    -----------

LONG-TERM LIABILITIES

   Notes payable - related party                         221,207        261,106
   Notes payable                                          33,535         43,155
   Less current portion                                 (232,329)      (271,102)
                                                     -----------    -----------

     Total Long-Term Liabilities                          22,413         33,159
                                                     -----------    -----------

     TOTAL LIABILITIES                                   568,057        545,192
                                                     -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock, class A, 40,000,000 shares of par
    $0.001 authorized, 12,580,591 and 12,580,591
    issued and outstanding, respectively                  12,581         12,581
   Common stock, class B, 700,000 shares of no
    par authorized, 400,000 issued and outstanding            --             --
   Paid-In capital                                       807,037        807,037
   Subscriptions receivable                               (3,250)        (3,250)
   Retained earnings                                  (1,249,431)    (1,185,582)
                                                     -----------    -----------

     Total Stockholders' Equity                         (433,063)      (369,214)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   134,994    $   175,978
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                            Statements of Operations

                                                          December 31,
                                                 ------------------------------
                                                      2002             2001
                                                 ------------      ------------
REVENUES                                         $    224,884      $    214,462

COST OF SALES                                          90,373            11,273

GROSS PROFIT                                          134,511           203,189

OPERATING EXPENSES

   General and administrative expenses                 67,906            93,548
   Office salaries                                      6,665            43,861
   Rent                                                32,174            27,838
   Insurance                                           15,701            11,622
   Travel and lodging                                   3,740             7,033
   Payroll taxes                                        1,073             4,829
   Depreciation and amortization                       48,029            49,389
                                                 ------------      ------------

     Total Operating Expenses                         175,288           238,120
                                                 ------------      ------------

OPERATING INCOME (LOSS)                               (40,777)          (34,931)
                                                 ------------      ------------

OTHER INCOME AND (EXPENSES)

   Loss on disposal of assets                              --            (1,573)
   Interest expense                                   (23,072)          (34,664)
                                                 ------------      ------------

     Total Other Income and (Expenses)                (23,072)          (36,237)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (63,849)          (71,168)

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $    (63,849)     $    (71,168)
                                                 ============      ============

NET INCOME (LOSS) PER SHARE                      $      (0.01)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES                12,580,591        12,580,591
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                       Statements of Stockholders' Equity
                From December 31, 2000 through December 31, 2002

                                                      Common Stock
                               ---------------------------------------------------------    Paid In       Retained
                                        Class A                     Class B                 Capital       Earnings
                                  Shares       Amount        Shares          Amount        (Discount)     (Deficit)
                               -----------   -----------   -----------   ---------------   -----------   -----------
Balance on December 31, 2000    12,580,591   $    12,581       400,000   $            --   $   807,037   $(1,114,414)
                               -----------   -----------   -----------   ---------------   -----------   -----------

Net loss for the year ended
 December 31, 2001                      --            --            --                --            --       (71,168)

Balance on December 31, 2001    12,580,591        12,581       400,000                --       807,037    (1,185,582)
                               -----------   -----------   -----------   ---------------   -----------   -----------
Net loss for the year ended
 December 31,2002                       --            --            --                --            --       (63,849)
                               -----------   -----------   -----------   ---------------   -----------   -----------

Balance on December 31, 2002    12,580,591   $    12,581       400,000   $            --   $   807,037   $(1,249,431)
                               ===========   ===========   ===========   ===============   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                            Statements of Cash Flows

                                                               December 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                             $(63,849)   $(71,168)
   Non-cash items:
     Depreciation and amortization                          48,029      49,389
     Loss on sale of assets                                     --       1,573
   (Increase) decrease in current assets:
     Accounts receivable                                    (9,750)    (10,436)
     Inventory                                               2,264       3,223
   Increase (decrease) in current liabilities:
     Accounts payable                                       54,003        (329)
     Accounts payable - related party                           --      (2,171)
     Accrued expenses                                       18,381      33,733
                                                          --------    --------

       Net Cash Provided (Used) by Operating Activities     49,078       3,814
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid/received for deposits                           3,613      (5,401)
   Purchase of property and equipment                       (1,102)     (2,030)
                                                          --------    --------

       Net Cash Provided (Used) by Investing Activities      2,511      (7,431)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received from debt financing                        21,676      35,946
   Principal payments on long-term debt                    (71,195)    (33,361)
                                                          --------    --------

       Net Cash Provided (Used) by Financing Activities    (49,519)      2,585
                                                          --------    --------

INCREASE (DECREASE IN CASH                                   2,070      (1,032)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   2,088       3,120
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  4,158    $  2,088
                                                          ========    ========

Supplemental Cash Flow Information:
   Cash paid for interest                                 $  2,274    $  6,549
   Cash paid for income taxes                             $     --    $     --

Non-Cash Financing Transaction:
   Purchase of vehicles through lease                     $     --    $ 34,751



   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Organization

         The financial statements presented are those of Communications Research, Inc. (The Company). The Company was organized on August 11, 1989 in the State of New Jersey. On July 17, 1996, the Company became a wholly owned subsidiary of Visual Telephone International (VTI), a publicly traded Delaware corporation. On May 21, 1999 shares of the Company were distributed to the shareholders of VTI pursuant to an agreement and Plan of Reorganization spin off. The Company has operated as a separate entity since that date. Effective July 15, 1999, the Company changed its domicile to the State of Nevada through the spin off reorganization. These financial statements are therefore unconsolidated with the Company's parent for all dates presented.

         The Company is engaged in the design and installation of sophisticated communications systems for data and audio visual systems integration.

         b.  Recognition of Revenue

         The Company recognizes income and expense on the accrual basis of accounting. Revenue is recorded upon sale and delivery of the Company's product, and/or the installation of the communication system.

         c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                          Loss           Shares         Per Share
                                                       (Numerator)    (Denominator)      Amount
                                                       -----------    -------------      ------
             For the year ended December 31, 2002:

                     Income (loss) to common
                     stockholders                       $  (63,849)     12,580,591     $   (0.01)
                                                        ==========      ==========     =========

             For the year ended December 31, 2001:

                     Income (loss) to common
                     stockholders                       $  (71,168)     12,580,591     $   (0.01)
                                                        ==========      ==========     =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Earnings (Loss) Per Share (continued)

         The following is the calculation for Weighted-average common shares used in basic and dilutive net loss per common share:

                                                            For the Year Ended
                                                                December 31,
                                                      ------------------------------
                                                         2002                2001
                                                      ----------          ----------
         Common shares outstanding during
          the entire period                           12,580,591          12,580,591
         Weighted-average common shares
          issued during the period                            --                  --
                                                      ----------          ----------
         Weighted-average common shares
           used in basic EPS                          12,580,591          12,580,591
         Dilutive effects of potential
          common shares                                       --                  --
                                                      ----------          ----------
         Weighted-average number of
           common shares and dilutive
           potential common stock used
           in diluted EPS                             12,580,591          12,580,591
                                                      ----------          ----------

         d.  Provision for Income Taxes

         No provision for income taxes has been recorded due to the net operating losses of the Company of approximately $1,294,000. The NOL carryforward will begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income. Some of the losses will be limited due to the acquisition and change of control.

         Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001.

                                                               December 31,
                                                  ----------------------------------
                                                       2002                 2001
                                                  -------------        -------------
         Deferred tax asset:
            NOL carryforward                      $     440,000        $     402,900
            Valuation allowance                        (440,000)            (402,900)
                                                  -------------        -------------
         Total                                    $          --        $          --
                                                  =============        =============

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Cash and Cash Equivalents

         The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         f.  Property and Equipment

         Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

         The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2002 and 2001 is $48,029 and $49,389, respectively.

         g.  Inventory

         Inventory is recorded at the lower of cost or market and consists primarily of computer components and parts.

NOTE 2 - Property and Equipment

         Property and Equipment consists of the following:
                                                 2002               2001
                                              ---------          ---------
         Leasehold Improvements               $      --          $   2,208
         Promotional Equipment                       --             21,880
         Furniture & Equipment                   34,523             34,523
         Lab & test equipment                    29,849             38,071
         Software                               150,000            150,000
         Vehicles                                51,711             51,711
                                              ---------          ---------
                Total                           266,083            298,393

           Accumulated Depreciation            (168,631)          (154,014)
                                              ---------          ---------
           Net Property & Equipment           $  97,452          $ 144,379
                                              =========          =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 3 - RELATED PARTY TRANSACTIONS

         As part of being acquired by Visual Telephone International, Inc., the Company is indebted to Carl Ceragno an officer and director of the Company. The original balance owed was $150,000 bearing interest at 7%. During 2002, Mr Ceragno advanced an additional $20,876, and was paid back $26,709. The balance at December 31, 2002 and 2001 is $211,649 and $216,228, respectively.

         The Company received advances from RCP Enterprises, Inc. of $7,050 during 1999. The balance due at December 31, 2002 and 2001 is $4,279, respectively.

         During the year ended December 31, 2000, Alma Jean O'Connor, an officer, loaned the Company $19,410. The note bears interest at 7% and is due upon demand. The balance due at December 31, 2002 and 2001 is $9,558 and $44,878, respectively.

NOTE 4 - LONG-TERM LIABILITIES

         Notes payable related party is detailed as follows:

                                                                     2002      2001
                                                                  --------   --------
               Note payable to a officer & director, bears
                 interest at 7%, payable upon demand,
                 unsecured note                                   $211,649   $216,228

               Note payable to a officer, bears interest at 7%,
                payable upon demand, unsecured note                  9,558     44,878
                                                                  --------   --------

               Total Notes payable related party                   221,207    261,106
                                                                  --------   --------
               Notes Payable are as follows:

               Note payable to a corporation, bears interest at
                1.9%, monthly payments due of $608 through
                October 2006, secured by a vehicle                  26,419     33,117

               Note payable to a bank, bears interest
               at 8.5%, installments due monthly of
               $331 through September 2004, secured
               by a vehicle                                       $  7,116   $ 10,038
                                                                  --------   --------

               Total Notes Payable                                  33,535     43,155
                                                                  --------   --------

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 4 - LONG-TERM LIABILITIES (Continued)

               Total Long-Term Liabilities                         254,742    304,261

               Less current portion of:
                 Notes payable - related party                     221,207    261,106
                 Notes payable                                      11,122      9,996
                                                                  --------   --------
               Total current portion                               232,329    271,102
                                                                  --------   --------
               Net Long Term Liabilities                          $ 22,413   $ 33,159
                                                                  ========   ========

         Future minimum principal payments on notes payable related party are as follows:


                     2003                                              $ 221,207
                     ----                                              ---------

               Total notes payable-related party                       $ 221,207
                                                                       =========

         Future principal payments on Notes payable are as follows:

                     2003                                              $  11,122
                     2004                                                  9,863
                     2005                                                  7,120
                     2005                                                  5,430
                                                                       ---------
                            Total                                      $  33,535
                                                                       =========

NOTE 5 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company is committed to a lease agreement for their office and warehouse facilities. Monthly lease payments are due of $2,869 through November of 2006.

         Future minimum operating lease payments are as follows:

                     2003                                       $   34,428
                     2004                                           34,428
                     2005                                           34,428
                     2006                                           28,690
                                                                ----------
                                Total                           $  131,974
                                                                ==========
         Legal Proceedings
         -----------------

         Under the terms of the reorganization, VTI has assigned to the Company all of its rights to a lawsuit captioned VTI vs. Michael O'Brien Pickens and the Pickens Venture Group, Case No. 97-2969(JWB) and filed in the United States District Court. On August 26, 1999, the Company was granted a summary judgement against Pickens in the amount of $415,000 plus legal fees. On January 25, 2001, Michael O'Brien Pickens filled a petition of personal bankruptcy under chapter 7 of the United States cod in U.S. Bankruptcy Court. Upon review by the Bankruptcy Court , they denied a request for summary judgement in favor of the Company, and on June 18, 2001, the debt to the Company was discharged. The Company has recourse against the Pickens Venture Group, Inc. and the Pickens Group, co-defendants in the lawsuit, however no assurances can be given that the remaining defendants in this case can be located and would be able to satisfy any award of damages. The Company has therefore not recorded a receivable in connection with the judgement due to the uncertain ability to collect.

         The Company was the Plaintiff in a lawsuit involving IVoice.com , wherein the Company was seeking reimbursement for office sharing expenses due. In March 2002 the Company was awarded a judgment in the amount of $31,977.89 in the Superior Court of New Jersey. The Company received $15,000 as a settlement in the suit and the case is closed.

NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to continue to implement their marketing strategy to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income in the coming year. With the increase in revenues, management believes they

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 7 - GOING CONCERN (Continued)

         will have sufficient funds to support operations for the coming year. Officers will continue to advance funds as needed for any shortfalls in cashflow.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                                   2002                     2001
                                           ------------------        ------------------
                                          Carrying      Fair        Carrying      Fair
                                           Amount       Value        Amount       Value
                                           ------       -----        ------       -----

         Cash and Cash Equivalents        $  4,158     $  4,158     $  2,088     $  2,088
         Long - Term Debt                  254,742      254,742      304,261      304,261

         The carrying amount approximates fair value of cash and cash equivalents. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 9 - STOCKHOLDERS EQUITY

         Pursuant to the reorganization and spin off agreement dated May 21, 1999, the Company issued 9,233,092 shares of class A common stock to the shareholders of VTI, and 400,000 shares of class B common stock to a principal of the Company No value is placed on the stock issuance due to the nature of the issuance being similar to a forward stock split. The financial statements have been retroactively restated for the reorganization stock split as though it occurred at inception.

         Concurrent with the reorganization, the Company changed its domicile to the State of Nevada, and changed the authorized capital of the class A common to 40,000,000 shares of $.001 par value stock. The Company also authorized the creation of the 700,000 shares of class B common stock with no par value and 100 to 1 voting power as compared to class A common. The Company issued 400,000 shares of class B common to the Company's founder and president as part of the reorganization.

         On June 1, 1999, the Company authorized and issued 3,250,000 shares of class A common stock at $.001 per share, to various officers and employees for subscriptions receivable of $3,250. These subscriptions are to be paid to the Company once the shares are registered.

         During November 2000, the Company issued 97,500 shares of its common stock at $.31 per share for services valued at $30,225.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10 - CONVERTIBLE DEBENTURES

          On November 17, 1999, the Company entered an agreement to purchase software from Communication Systems Technology, Inc.(CSTI). Pursuant to the purchase agreement the company paid $15,000 cash and became indebted to CSTI for $135,000. Principal and interest on the note is currently due, bears interest at 8%, and is secured by the software. The note is convertible into shares of common stock, upon registration of the Company's stock. The conversion rate is 80% of the average trading price for the common stock for the 10 trading days ending one day prior to the conversion election date

NOTE 11 - SUBSEQUENT EVENTS

          Effective March 19, 2003, the Company was accepted by the NASD for listing and received a trading symbol. The Company may now begin to issue shares for conversion of debt.