Form 10QSB
period 2003-03-31
COMMUNICATIONS RESEARCH INC
filed 2003-05-21
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                         Commission File Number: 0005468

                          COMMUNICATIONS RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                 88-0427195
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               67 Ramapo Valley Road, Suite 103, Mahwah, NJ 07430
           (Address of Principal Executive Offices including zip code)

                                 (201) 684-0880
                           (Issuers Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, there were 15,838,091 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.
                Form 10-QSB for the quarter ended March 31, 2003

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS


INSERT FINANCIAL REPORT OF AUDITING FIRM CHISHOLM AND ASSOC. IN SEPARATE FILE

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                      March 31,     December 31,
                                                                        2003           2002
                                                                     -----------    -----------
                                                                     (Unaudited)
Current Assets
  Cash                                                               $     2,717    $     4,158
  Accounts Receivable                                                      7,423         22,027
  Inventory                                                                9,657          6,369
                                                                     -----------    -----------

Total Current Assets                                                      19,797         32,554
                                                                     -----------    -----------

Property & Equipment, Net                                                 82,815         97,452
                                                                     -----------    -----------

Other Assets
  Deposits                                                                 4,988          4,988
                                                                     -----------    -----------

    Total Assets                                                     $   107,600    $   134,994
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                                        77,739         76,854
  Accounts Payable-Related Party                                           4,104          4,279
  Accrued expenses                                                   $   103,901    $    97,182
  Convertible debenture                                                  135,000        135,000
  Current portion of long-term liabilities                               230,873        232,329
                                                                     -----------    -----------

Total Current Liabilities                                                551,617        545,644
                                                                     -----------    -----------

Long Term Liabilities
  Notes payable - related party                                          219,779        221,207
  Notes payable                                                           31,605         33,535
  Less current portion                                                  (230,873)      (232,329)
                                                                                    -----------

Total Long Term Liabilities                                               20,511         22,413
                                                                     -----------    -----------

    Total Liabilities                                                    572,128        568,057
                                                                     -----------    -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,580,591 and 12,580,591 shares        12,581         12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                                 --             --
  Additional Paid in Capital                                             807,037        807,037
  Subscriptions receivable                                                (3,250)        (3,250)
  Deficit Accumulated During the Development Stage                    (1,280,896)    (1,249,431)
                                                                     -----------    -----------

Total Stockholders' Equity                                              (464,528)      (433,063)
                                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity                       $   107,600    $   134,994
                                                                     ===========    ===========

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the three    For the three
                                                 months ended     months ended
                                                   March 31,         March 31,
                                                     2003              2002
                                                 ------------      ------------

Revenues                                         $     13,116      $     63,364

Cost of Sales                                            (549)            8,632
                                                 ------------      ------------

Gross Profit                                           13,665            54,732
                                                 ------------      ------------

Operating Expenses
  General & Administrative                             12,172            12,082
  Office salaries                                          --             3,065
  Rent                                                  8,606             7,481
  Insurance                                             1,447             4,184
  Travel and lodging                                    1,050             1,130
  Payroll taxes                                            --               336
  Depreciation and amortization                        14,638            14,402
                                                 ------------      ------------

    Total Operating Expenses                           37,913            42,680
                                                 ------------      ------------

Operating Income (Loss)                               (24,248)           12,052
                                                 ------------      ------------

Other Income (Expense)
  Loss on disposal of assets                               --                --
  Interest expense                                     (7,217)           (5,574)
  Inventory valuation adjustment                           --                --
                                                 ------------      ------------

    Total Other Income (Expense)                       (7,217)           (5,574)
                                                 ------------      ------------

Net Income (Loss)                                $    (31,465)     $      6,478
                                                 ============      ============

Net Income (Loss) Per Share                      $      (0.00)     $       0.00
                                                 ============      ============

Weighted Average Shares Outstanding                12,580,591        12,580,591
                                                 ============      ============

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the three months ended
                                                            March 31,
                                                      ---------------------

                                                        2003         2002
                                                      --------     --------

Cash Flows from Operating Activities

  Net Income (Loss)                                    (31,465)       6,478
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                        14,638       14,402
     Stock Issued for Services                              --           --
  Change in Assets and Liabilities                          --           --
     Accounts receivable                                14,604        5,138
     Inventory                                          (3,288)          --
     Accounts payable                                      885       (4,737)
     Accrued expenses                                    6,543       12,679
                                                      --------     --------

  Net Cash Provided(Used) by Operating Activities        1,917       33,960
                                                      --------     --------

Cash Flows from Investing Activities
  Purchase of Equipment                                     --           --
  Cash paid for deposits                                    --           --
                                                      --------     --------

  Net Cash Provided (Used) by Investing Activities          --           --
                                                      --------     --------

Cash Flows from Financing Activities
  Cash received from debt financing                         --
  Principal payments on long-term debt                  (3,358)     (17,160)
                                                      --------     --------

  Net Cash Provided(Used) by Financing Activities       (3,358)     (17,160)
                                                      --------     --------

Increase (Decrease) in Cash                             (1,441)      16,800
                                                      --------     --------

Cash and Cash Equivalents at Beginning of Period         4,158        2,088
                                                      --------     --------

Cash and Cash Equivalents at End of Period               2,717       18,888
                                                      ========     ========

Cash Paid For:
  Interest                                            $  1,752     $  1,200
                                                      ========     ========

  Income Taxes                                        $     --     $     --
                                                      ========     ========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2003


GENERAL
-------

Communications Research, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three month ending March 31, 2003 our revenues decreased significantly from the comparable three month period in fiscal 2002.

For the three months ended May 31, 2003, our revenues decreased $50,248, or approximately 80%, from the comparable three month period in fiscal 2002. We show operating income running at a loss of $24,248 for the fist quarter of 2003 while we operated at a gain of $12,052 in the comparable period ending in 2002. The decrease during the first quarter May 31, 2003 is the result of the decreased billing and booking in the last quarter of 2002.

Total operating expenses for the three months ended March 3, 2003 was $37,913 compared to $42,680 for the first quarter ended in 2002 or a decrease of approximately 12% from the three months ended March 31, 2002. The reductions in total operating expenses for the three months ended March 31,2003, reflect our continuing effort to control operating costs and expenses, included a significant reduction in general and administrative expenses and office salaries but also reductions due to reduced project work and billing.

We largely attribute the decrease in revenues during past three quarters to a reduction in spending by our customers following the terrorists attacks of September 11, 2001 and austerity on a state level to the state colleges and universities. The company has undergone a major transition to seek high level video surveillance projects funded with the Homeland Security Bill and expended its marketing in the distant learning and professional video areas to neighboring states and regions. The results of that transition is expected to be gained in the current quarter. Current indications are the state of New Jersey is releasing funds to allow restoration of projects put on hold to recommence and the company expects award on a number of high level security and visual surveillance projects in proposal.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses during our development stage. At March 31, 2003 we have an accumulated deficit of $1,280,896 and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. A major factor in this deficiency is a item carried on the Company books of $807,037 as Additional Paid in Capital which is a transference from the books of the former parent company, prior to the Merger/Spin Off with Visual Telephone International in which capital raised by that corporation were shown incorrectly on the books of this company. The company will make a concerted effort in this quarter to correct the current figures to be representative of actual liabilities and assets.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts. To date, we have not sold any securities in the form of a public offering. If we are unable to raise capital we will continue to be reliant on loans from our officers to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital in our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 3. CONTROLS AND PROCEDURES
Our management, including Carl Ceragno our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2003 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission on May 8, 2002. This registration statement included 24,241,682 shares of our $.001 par value common stock that were offered for sale at a price of $0.35 per share, of which 19,912,641 were to be registered on our behalf and 4,329,041 were to be registered on behalf of certain of our shareholders. Our offering of securities commenced immediately thereafter and was self underwritten. We did not employ the use of any underwriter, broker or dealer. The termination of the offering was been extended until February 3, 2003 and is closed.

The company was advised on March 18, 2003 by NASD it was cleared for an unpriced quotation on the Pink Sheets L.L.C. for trading its Common Stock. As of May 19, 2003 CRI has filed through their market maker for a price quotation to commence trading on its common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

         99.1     Certificate of Chief Executive Officer and Chief Financial
                  Officer (

b) Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMMUNICATIONS RESEARCH, INC.

Dated: May 20, 2003                            By:/s/ Carl Ceragno
                                                   ------------------------
                                               Carl Ceragno, President

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



Date: May 20, 2003                            By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno
                                                 Principal Executive Officer

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

Date: May 20, 2003                            By: /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno