Form 10QSB
period 2003-06-30
COMMUNICATIONS RESEARCH INC
filed 2003-08-19
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                         Commission File Number: 0005468

                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                 88-0427195
         ------                                                 ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

               67 Ramapo Valley Road, Suite 103, Mahwah, NJ 07430
               --------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                                 (201) 684-0880
                                 --------------
                           (Issuers Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, there were 15,838,091 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.
                Form 10-QSB for the quarter ended June 30, 2003

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                                June 30,     December 31,
                                                                                  2003           2002
                                                                              -----------    -----------
                                                                              (Unaudited)
Current Assets
  Cash                                                                        $       196    $     4,158
  Accounts Receivable                                                         $     2,615         22,027
  Inventory                                                                   $     9,657          6,369
                                                                              -----------    -----------

Total Current Assets                                                               12,468         32,554
                                                                              -----------    -----------

Property & Equipment, Net                                                          68,177         97,452
                                                                              -----------    -----------

Other Assets
  Deposits                                                                          4,988          4,988
                                                                              -----------    -----------

    Total Assets                                                              $    85,633    $   134,994
                                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                                            $    77,501    $    76,854
  Accounts Payable-Related Party                                              $     4,104    $     4,279
  Accrued expenses                                                            $   108,601    $    97,182
  Convertible debenture                                                           135,000        135,000
  Current portion of long-term liabilities                                        230,873        232,329
                                                                              -----------    -----------

Total Current Liabilities                                                         556,079        545,644
                                                                              -----------    -----------

Long Term Liabilities
  Notes payable - related party                                                   220,550        221,207
  Notes payable                                                                    29,945         33,535
  Less current portion                                                           (230,873)      (232,329)
                                                                              -----------    -----------

Total Long Term Liabilities                                                        19,622         22,413
                                                                              -----------    -----------

    Total Liabilities                                                             575,701        568,057
                                                                              -----------    -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,580,591 and 12,580,591 shares                 12,581         12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                                          --             --
  Additional Paid in Capital                                                      807,037        807,037
  Subscriptions receivable                                                         (3,250)        (3,250)
  Deficit Accumulated During the Development Stage                             (1,306,436)    (1,249,431)
                                                                              -----------    -----------

Total Stockholders' Equity                                                       (490,068)      (433,063)
                                                                              -----------    -----------

    Total Liabilities and Stockholders' Equity                                $    85,633    $   134,994
                                                                              ===========    ===========

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       For the three      For the three     For the six       For the six
                                        months ended      months ended      months ended      months ended
                                          June 30,          June 30,          June 30,          June 30,
                                            2003              2002              2003              2002
                                        ------------      ------------      ------------      ------------
Revenues                                $     15,410      $     53,130            28,526           116,494

Cost of Sales                                    592             3,571                43            12,203
                                        ------------      ------------      ------------      ------------

Gross Profit                                  14,818            49,559            28,483           104,291
                                        ------------      ------------      ------------      ------------

Operating Expenses
  General & Administrative                     9,114            27,233            21,286            39,315
  Office salaries                                 --             2,400                --             5,465
  Rent                                         8,605             7,481            17,211            14,963
  Insurance                                    2,061             1,191             3,508             5,375
  Travel and lodging                             611               676             1,661             1,806
  Payroll taxes                                    8               263                 8               598
  Depreciation and amortization               14,638            14,402            29,276            28,804
                                        ------------      ------------      ------------      ------------

    Total Operating Expenses                  35,037            53,646            72,950            96,326
                                        ------------      ------------      ------------      ------------

Operating Income (Loss)                      (20,219)           (4,087)          (44,467)            7,965
                                        ------------      ------------      ------------      ------------

Other Income (Expense)
  Loss on disposal of assets                      --                --                --
  Interest expense                            (5,324)           (5,600)          (12,541)          (11,174)
  Inventory valuation adjustment                  --                --                --
                                        ------------      ------------      ------------      ------------

    Total Other Income (Expense)              (5,324)           (5,600)          (12,541)          (11,174)
                                        ------------      ------------      ------------      ------------

Net Income (Loss)                       $    (25,543)     $     (9,687)     $    (57,008)     $     (3,209)
                                                          ============      ============      ============

Net Income (Loss) Per Share             $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                        ============      ============      ============      ============

Weighted Average Shares Outstanding       12,580,591        12,580,591        12,580,591        12,580,591
                                        ============      ============      ============      ============

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       For the six months ended
                                                              June 30,
                                                       ----------------------

                                                         2003          2002
                                                       --------      --------

Cash Flows from Operating Activities

  Net Income (Loss)                                    $(57,008)     $ (3,209)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                         29,276        28,804
     Stock Issued for Services                               --            --
  Change in Assets and Liabilities
     Accounts receivable                                 19,412        (4,016)
     Inventory                                           (3,288)       (1,024)
     Accounts payable                                       647         5,589
     Accrued expenses                                    11,419        17,973
                                                       --------      --------

  Net Cash Provided(Used) by Operating Activities           458        44,117
                                                       --------      --------

Cash Flows from Investing Activities
  Purchase of Equipment                                      --          (965)
  Cash paid for deposits                                     --         3,613
                                                       --------      --------

  Net Cash Provided (Used) by Investing Activities           --         2,648
                                                       --------      --------

Cash Flows from Financing Activities
  Cash received from debt financing                          --
  Principal payments on long-term debt                   (4,420)      (40,479)
                                                       --------      --------

  Net Cash Provided(Used) by Financing Activities        (4,420)      (40,479)
                                                       --------      --------

Increase (Decrease) in Cash                              (3,962)        6,286
                                                       --------      --------

Cash and Cash Equivalents at Beginning of Period          4,158         2,088
                                                       --------      --------

Cash and Cash Equivalents at End of Period             $    196      $  8,374
                                                       ========      ========

Cash Paid For:
  Interest                                             $  2,514      $    374
                                                       ========      ========
  Income Taxes                                         $     --      $     --
                                                       ========      ========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003



GENERAL
-------

Communications Research, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month ending June 30, 2003 our revenues decreased significantly from the comparable three month period in fiscal 2002.

For the three months ended June 30, 2003, our revenues decreased $37,720, or approximately 70%, from the comparable three month period in fiscal 2002. We show operating income running at a loss of $20,219 for the fist quarter of 2003 while we operated at a loss of $4,087.00 in the comparable period ending in 2002. The decrease during the first quarter June 30, 2003 is the result of the decreased billing and booking in the last quarter of 2002 and first quarter of 2003.

Total operating expenses for the three months ended June 30, 2003 was $35,037 compared to $53,646.00 for the second quarter ended in 2002 or a decrease of approximately 35% from the three months ended June 30, 2002. The reductions in total operating expenses for the three months ended June 30, 2003, reflect our continuing effort to control operating costs and expenses, included a significant reduction in general and administrative expenses and office salaries but also reductions due to reduced project work and billing.

We largely attribute the decrease in revenues during past three quarters to a reduction in spending by our customers following the terrorists attacks of September 11, 2001 and austerity on a state level to the state colleges and universities. The company has undergone a major transition to seek high level video surveillance projects funded with the Homeland Security Bill and expended its marketing in the distant learning and professional video areas to neighboring states and regions. The results of that transition are expected to be gained in the current quarter. the company expects award on a number of high level security and visual surveillance projects in proposal. As predicted, the State of New Jersey is releasing funds to allow restoration of projects put on hold to recommence. The present back log of orders and bookings has increased 66% in the second and half of the third quarter with even larger booking anticipated.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At June 30, 2003 we have an accumulated deficit of $1,306,436 and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. A major factor in this deficiency is a item carried on the Company books of $807,037 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Merger/Spin Off with Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets.

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

The company was advised on March 18, 2003 by NASD it was cleared for an unpriced quotation on the Pink Sheets L.L.C. for trading its Common Stock and was issued the Trading symbol CRHI. As of May 19, 2003 CRI has filed through their market maker for a price quotation to commence trading on its common Stock.

To date, there has been little activity in the trading of the stock. We have not received any proceeds from the sale of these shares. It is unknown how many shares have been sold by our shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  31.1 Certificate of Chief Executive Officer

                  31.2 Certificate of Chief Financial Officer

                  32.1 Section 906 Certification

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMMUNICATIONS RESEARCH, INC.

Dated: August 19, 2003                         By:/s/ Carl Ceragno
                                               -----------------------------
                                               Carl Ceragno, President