Form 10QSB
period 2003-09-30
COMMUNICATIONS RESEARCH INC
filed 2003-11-13
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: Sept 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, there were 15,838,091 outstanding shares of Class A common stock, par value $0.001 and 400,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          COMMUNICATIONS RESEARCH, INC.

                Form 10-QSB for the quarter ended Sept 30, 2003

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          Communications Reseach, Inc.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                        September 30,      December 31,
                                                                           2003               2002
                                                                        -----------       -----------
                                                                        (Unaudited)
Current Assets
  Cash                                                                  $     2,698       $     4,158
  Accounts Receivable                                                           473            22,027
  Inventory                                                                   9,657             6,369
                                                                        -----------       -----------

Total Current Assets                                                         12,828            32,554
                                                                        -----------       -----------

Property & Equipment, Net                                                    53,539            97,452
                                                                        -----------       -----------

Other Assets
  Deposits                                                                    4,988             4,988
                                                                        -----------       -----------

    Total Assets                                                        $    71,355       $   134,994
                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                      $    73,882       $    76,854
  Accounts Payable-Related Party                                              4,104             4,279
  Accrued expenses                                                          113,799            97,182
  Convertible debenture                                                     135,000           135,000
  Current portion of long-term liabilities                                  230,873           232,329
                                                                        -----------       -----------

Total Current Liabilities                                                   557,658           545,644
                                                                        -----------       -----------

Long Term Liabilities
  Notes payable - related party                                             223,050           221,207
  Notes payable                                                              29,342            33,535
  Less current portion                                                     (230,873)         (232,329)
                                                                        -----------       -----------

Total Long Term Liabilities                                                  21,519            22,413
                                                                        -----------       -----------

    Total Liabilities                                                       579,177           568,057
                                                                        -----------       -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,580,591 and 12,580,591 shares           12,581            12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                                    --                --
  Additional Paid in Capital                                                807,037           807,037
  Subscriptions receivable                                                   (3,250)           (3,250)
  Deficit Accumulated During the Development Stage                       (1,324,190)       (1,249,431)
                                                                        -----------       -----------

Total Stockholders' Equity                                                 (507,822)         (433,063)
                                                                        -----------       -----------

    Total Liabilities and Stockholders' Equity                          $    71,355       $   134,994
                                                                        ===========       ===========

                          Communications Reseach, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For the three      For the three      For the nine        For the nine
                                         months ended        months ended      months ended        months ended
                                         September 30,       September 30,     September 30,       September 30,
                                             2003               2002                2003              2002
                                         ------------       ------------       ------------       ------------
Revenues                                 $     16,152       $     57,052             44,678            173,546

Cost of Sales                                      --             48,519                 43             60,722
                                         ------------       ------------       ------------       ------------

Gross Profit                                   16,152              8,533             44,635            112,824
                                         ------------       ------------       ------------       ------------

Operating Expenses
  General & Administrative                        (75)             6,576             21,211             22,324
  Office salaries                                  --              1,200                 --             30,233
  Rent                                          8,606              8,606             25,817             23,568
  Insurance                                     4,161              7,102              7,669             12,477
  Travel and lodging                              853              1,010              2,515              2,816
  Payroll taxes                                    --                148                  8                746
  Depreciation and amortization                14,638             14,400             43,913             43,204
                                         ------------       ------------       ------------       ------------

    Total Operating Expenses                   28,183             39,042            101,133            135,368
                                         ------------       ------------       ------------       ------------

Operating Income (Loss)                       (12,031)           (30,509)           (56,498)           (22,544)
                                         ------------       ------------       ------------       ------------

Other Income (Expense)
  Loss on disposal of assets                       --                 --                 --                 --
  Interest expense                             (5,720)            (6,066)           (18,261)           (17,240)
  Inventory valuation adjustment                   --                 --                 --
                                         ------------       ------------       ------------       ------------

    Total Other Income (Expense)               (5,720)            (6,066)           (18,261)           (17,240)
                                         ------------       ------------       ------------       ------------

Net Income (Loss)                        $    (17,751)      $    (36,575)      $    (74,759)      $    (39,784)
                                         ============       ============       ============       ============

Net Income (Loss) Per Share              $      (0.00)      $      (0.00)      $      (0.01)      $      (0.00)
                                         ============       ============       ============       ============

Weighted Average Shares Outstanding        12,580,591         12,580,591         12,580,591         12,580,591
                                         ============       ============       ============       ============

                          Communications Reseach, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the nine months ended
                                                                  September 30,
                                                        -----------------------------
                                                          2003                 2002
                                                        --------             --------
Cash Flows from Operating Activities

  Net Income (Loss)                                     $(74,759)            $(39,784)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                          43,913               43,204
     Stock Issued for Services                                --                   --
  Change in Assets and Liabilities
     Accounts receivable                                  21,554               (2,855)
     Inventory                                            (3,288)              (1,024)
     Accounts payable                                     (3,147)              25,407
     Accrued expenses                                     16,617               25,717
                                                        --------             --------

  Net Cash Provided(Used) by Operating Activities            890               50,665
                                                        --------             --------

Cash Flows from Investing Activities
  Purchase of Equipment                                       --                 (965)
  Cash paid for deposits                                      --                3,613
                                                        --------             --------

  Net Cash Provided (Used) by Investing Activities            --                2,648
                                                        --------             --------

Cash Flows from Financing Activities
  Cash received from debt financing                        2,000
  Principal payments on long-term debt                    (4,350)             (51,337)
                                                        --------             --------

  Net Cash Provided(Used) by Financing Activities         (2,350)             (51,337)
                                                        --------             --------

Increase (Decrease) in Cash                               (1,460)               1,976
                                                        --------             --------

Cash and Cash Equivalents at Beginning of Period           4,158                2,088
                                                        --------             --------

Cash and Cash Equivalents at End of Period              $  2,698             $  4,064
                                                        ========             ========

Cash Paid For:
  Interest                                              $  2,854             $    440
                                                        ========             ========
  Income Taxes                                          $     --             $     --
                                                        ========             ========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2003



GENERAL
-------

Communications Research, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month ending September 30, 2003 our revenues decreased significantly from the comparable three month period in fiscal 2002.

For the three months ended September 30, 2003, our revenues decreased $40,900, or approximately 72%, from the comparable three month period in fiscal 2002. We show operating income running at a loss of $17751 for the third quarter of 2003 while we operated at a loss of $36,576 in the comparable period ending in 2002. The decrease during the third quarter September 30, 2003 is the result of the decreased billing and booking in the last quarter of 2002 and first two quarters of 2003.

Total operating expenses for the three months ended September 30, 2003 was $33,903 compared to $45,108.00 for the third quarter ended in 2002 or a decrease of approximately 25% from the three months ended September 30, 2002. The reductions in total operating expenses for the three months ended September 30, 2003, reflect our continuing effort to control operating costs and expenses, included a significant reduction in general and administrative expenses and office salaries but also reductions due to reduced project work and billing.

We largely attribute the decrease in revenues during past three quarters to a reduction in spending by our customers following the terrorists attacks of September 11, 2001 and austerity on a state level to the state colleges and universities. The company has undergone a major transition to seek high level video surveillance projects funded with the Homeland Security Bill and expended its marketing in the distant learning and professional video areas to neighboring states and regions. The results of that transition are expected to be gained in the current quarter. the company expects award on a number of high level security and visual surveillance projects in proposal. As predicted, the State of New Jersey is releasing funds to allow restoration of projects put on hold to recommence. The present back log of orders and bookings has increased 70% in the third quarter with even larger booking anticipated.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At September 30, 2003 we have an accumulated deficit of $1,306,436 and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. A major factor in this deficiency is a item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission (SEC) on May 8, 2002.

The company was advised on March 18, 2003 by the National Association of Securities Dealers, Inc., (NASD) it was cleared for an unpriced quotation on the Pink Sheets L.L.C. for trading its Common Stock and was issued the Trading symbol CRHI. On November 6, 2003, NASD approved our move to the Over the Counter Bulletin Board, retaining our current trading symbol.

To date, there has been little activity in the trading of the stock. We have not received any proceeds from the sale of these shares. It is unknown how many shares have been sold by our shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

RECENT DEVELOPMENTS

On October 7 2003 the company entered into a software development agreement with the Arkansas School of Mathematics and Sciences (ASMS), Hot Springs, Arkansas to license the Tele-WRITER Corporation's TeleWRITER-AGS (Advanced Graphic System) to the School for development of an updated version of system software. The agreement provides for the updating and improvement of the TeleWRITER, Audiographic and Collaborative Computing System to meet current software and operating system requirements.

To retire the Debt due to AngelCiti.com Multimedia, Inc. for $6,600 plus 50,000 shares, plus interest and penalties on the books of the company, which the debt was subsequently assigned by them to Capital Holding Group Worldwide, Ltd. Said loan was due in full on May 12, 2002 and was declared by them in default September 15, 2002. Pursuant to the negotiated Settlement agreed to by the Directors dated October 3, 2003, the company issued Capital Holding Group Worldwide, Ltd. 600,000 shares of company stock in payment of debt, interest, legal fee's and penalties incurred.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         31.1 Certification Pursuant to Rule 15-d-14(a) of Principal Executive Officer.

         31.2 Certification Pursuant to Rule 15-d-14(a) of Principal Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMMUNICATIONS RESEARCH, INC.

Dated: November 13, 2003                       By:/s/ Carl Ceragno
                                                  ----------------
                                               Carl Ceragno, President