Form 10KSB
period 2003-12-31
COMMUNICATIONS RESEARCH INC
filed 2004-03-30
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                     For the fiscal year ended December 31, 2003
                                                     Commission File No. 0005468

                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
              (Exact name of small business issuer in its charter)

                  NEVADA                                         22-2991753
                  ------                                         ----------
      (State or other jurisdiction                            (I.R.S. Employer
      incorporation or organization)                         Identification No.)

67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ                          07430
------------------------------------------                          -----
     (Address of principal offices)                               (Zip Code)

       Registrant's telephone number, including Area Code: (201) 684-0880

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $94,859

Aggregate market value of voting stock (A Common only) held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a Director, Officer or active employee of the registrants company) computed by reference to the SB-2, AMENDMENT 4 dated May, 1, 2002, "DETERMINATION OF SHARE PRICE" sets the per share value as .35 cents per share, with 8,259,050 non-affiliate shares for an aggregate market value of $2,890,667.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2003 were 12,216,550 shares

DOCUMENTS INCORPORATED BY REFERENCE

Registrants SB2, AMENDMENT 4, dated May, 1, 2002, is herein incorporated by reference throughout PART I, II and III of this report.

Transitional Small Business Disclosure Format (check one) Yes  x   No
                                                              ----    ----

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

        We became a wholly owned subsidiary of Visual Telephone of New Jersey, Inc., a publicly traded Delaware corporation ("Visual of New Jersey") on July 17, 1996. With the merger, Visual of New Jersey changed its name to Visual Telephone International, Inc. ("Visual Telephone") in September of 1996. We operated as a wholly owned subsidiary of Visual Telephone until May 21, 1999, when our shares were distributed to the shareholders of Visual Telephone pursuant to an Agreement and Plan of Reorganization dated May 14, 1999 (the "Reorganization Agreement") by and among us, to the shareholders of record as of close of business on May 21, 1999. Since May 21, 1999, we have operated as a separate and autonomous entity. On July 15, 1999, we completed a change of domicile pursuant with merger agreement which changed our state of domicile from New Jersey to Nevada. In November 1999 the company purchased the assets of Optel, Syosset, NY, the principle asset being the exclusive rights to the Tele-Writer-AGS (Advanced Graphics System) software. The company incorporated Tele-Writer Corporation, Inc. to continue with the product development and planned marketing of the software system.

        We presently design, develop, install and support visual communications systems that process, display and transmit video, audio and data. We have two autonomous internal divisions. Our Systems Integration Division designs, develops and installs sophisticated data, audio and video systems. Our Special Systems Consulting Division provides clients with design, development, bid specifications, cost consulting and project management of audio, video, data, and communications systems and is our core business.

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

        We have designed and installed electronic systems to be used as video conferencing systems, distance learning systems, audio/visual presentation systems, security/surveillance systems, broadcast and sophisticated campus distribution systems. Our systems combine data, voice and video transmission in an efficient and cost effective manner to meet client needs.

        In 2002, the company decided to phase out our line of PC Based desktop video conferencing products. Our line of video conferencing products that featured our proprietary Visual-EZ and Communicator products will be frozen and only existing client systems shall continue to be supported. This decision was made as the cost to maintain compliance with new PC operating systems and evolving International Standards compliance was not justified by revenues generated from sales. The company does own and will continue to support and develop the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system and has made an agreement to resell and support the Polycom series of products.

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

        Communication technology has evolved in great leaps over the last several years, yielding high quality digitally compressed, full motion video capabilities at reduced costs for many applications other than the tradition video conferencing and distant education. Reduced costs have led to an increase in options for users. Increased communications options lead to user confusion and the need to provide guidance and expertise. We believes that the trends of advancing technology and convergence of technology will continue, yielding improved productivity and profitability for businesses that have planned their communications strategies carefully, and we have positioned ourselves to provide the knowledge and expertise necessary for the deployment of this ever advancing technology.

DESCRIPTION OF OUR BUSINESS SEGMENTS

        SYSTEMS INTEGRATION DIVISION.
        -----------------------------

        We, through our Systems Integration Division, provide our clients with sophisticated communications solutions designed to fulfill their strategic needs. We provide the knowledge and experience necessary for the deployment of both analog and digital, voice and video technology. We have been providing the development, design, integration and support of large scale security, surveillance, audio/visual, professional video and computer/network systems since 1989. Our Systems Integration Division accounts for approximately 40% of our business. This division has no foreign operations and no material foreign sales.

        Supplies, materials and testing equipment used by our System Integration Division are supplied by various manufacturers and sources. We believe that the various components, parts and equipment used by our Systems Integration Division are readily available from a diverse assortment of suppliers. The company strives to be vendor independent, allowing us to design solutions that fit the client's needs and are correct to meet project goals defined. This eliminates the need for us to maintain an excessive level of inventory. The elimination of any one supplier would not have a material effect on our ability to design and install systems.

        SPECIAL SYSTEMS CONSULTING DIVISION.
       ------------------------------------

         We offer an array of consulting services as; full system design/specification service, configuration, program development, cost consulting, user training, installation management and technical support. Our Communications

Consulting operations begins with a discussion with the client's management team to review the client's current requirements and assess their current and future needs. Existing systems are tested, documented and mapped to aid in the diagnosis of problems, potential problem areas and to determine what part of existing systems, if any, can be recovered and incorporated into a client's new and improved design. A programming review is conducted with the client to determine actual requirements and budget constraints. A functional design and implementation plan is established based upon the budget, current and projected needs, of the client. Upon approval of our preliminary plans, a full design is prepared with construction details and specifications for the client to bid the project. After award to successful bidder, our engineers and project managers; coordinate, manage and test the system through completion, as part of the second phase support program.

        GOVERNMENT BUSINESS.
        --------------------

        We are qualified and registered to do business with all branches of the federal government. Our location provides us with a strategic advantage when bidding on projects for federal, state and local governments in the Middle Atlantic region

        In June 1999, we were awarded a New Jersey State contract for telecommunications consulting and technical services. In June; 2003, upon performance review the per-project cap was increased to $1,500,000.00 value per project. This is a contract renewed every two years, and will be renewable on or before expiration by June 30, 2005, upon review of performance and negotiation of rates. As of this date, we have been awarded projects for engineering and technical services under this contract and retain our New Jersey Department of Management and Construction (NJ DPMC) status as a state qualified consulting firm. No assurances can be given that any additional projects will be awarded to us pursuant to this contract.

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

        On February 17, 2004, we were qualified by the New Jersey Commerce & Economic Growth Commission for school construction projects that fall under Management Interventions, Inc., for the State of New Jersey.

        RECENTLY COMPLETED PROJECTS.
        ----------------------------

        Our Systems Special Systems Consulting or System Integration Division is currently working on the following governmental or public projects:

                  Ramapo College of New Jersey, Mahwah, NJ
                  Dater Jr. High School, Ramsey, NJ
                  NJEdge, new Statewide College and University Network Sussex Community College, Sussex, NJ
                  First Seventh Day Adventist Church, Teaneck, NJ
                  Mt. Olive Baptist Church, Hackensack, NJ
                  City of Lodi, Lodi, NJ

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

         We are in the process of making application for the New Jersey State Contractor's License. No guaranty can be given that the State will grant this authorization.

MARKETING AND SALES STRATEGY.

        We focus our sales and marketing efforts on developing strategic alliances with equipment manufacturers ("OEMs"), Architects and service providers. This permits us to act as a vendor for the OEM, Architectural Firm or service provider, sub-contracting our engineering, integration and installation into the OEM's products, Architects Specifications or other service provider's scope of work. We rely on the sales efforts of the sales professionals employed by our business affiliates. This philosophy allows us to function without the added burden of a large direct sales force. Additionally, we directly market our services to Fortune 500 companies, federal, state and local governments, the military, Department of Defense, courts and education institutions. The company has become a boutique consulting engineering firm and engineering contractor with its diverse understanding and competency, providing a broad range of technology solutions.

        We have enjoyed business relationships with the following equipment manufacturers:

                  AutoPatch Division of XN Technology, Chency, WA
                  Baxall, Denver, CO and Baxall Limited, Great Britain, Crestron, Creskill, NJ
                  Extron Electronics, Anaheim, CA
                  Steward Filmscreen Corporation, Torrance, CA
                  Siemon Corporation, Waterbury, CT

        The company is a qualified System Consultant in the Siemon Engineer/Contractor program. The term of the qualification expires on May 14, 2005. Siemon Corporation has recommended and assigned projects to the company under this agreement in the past two years.

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

ADVERTISING AND PROMOTION

        The Company shall launch an updated TeleWRITER Corporation website in 2004 which provides potential clients with detailed capability and technical information about TeleWRITER-AGS, its principle product,. The WEB address of the new site is either www.telewriterags.com or www.telewriter-ags.com. We will look into on-line ordering for TeleWRITER products and updates, when reasonable, for better client notification and easier ordering.

        The Company WEB site is under revision and will provide information on the Engineering Consulting and Systems Integration and divisions of the company. The WEB address for that site is www.cri-inc.biz , with the former address www.vistele.com, still remaining in operation at least through the end of 2004.

        In addition, the company website will offer, information for investors, new releases, vendor/manufacturers represented and client specific log-in area for e-mail, project scheduling and system updates for clients with access. The Company will continue to make improvements and expand its website. We will look into posting any product specials or inventory closeouts for better client notification and easier ordering.

        The primary advertising medium used to attract new clients shall be advertisement placement in trade publications, placed in strategic issues, as convention and exhibition issues. The Company will place increased emphasis in 2004 on expanding its advertising, public relations and investor relations strategies for both the company and Tele-Writer. The Company will continue to expand its advertising efforts as we anticipate our sales and marketing spending will grow dramatically in 2004. The Company also plans to promote specific technologies or completed projects in trade publications. The company has received a considerable amount of exposure from being featured in System Contractor News. We plan to continue this method of exposure and marketing.

DOCUMENTATION AND QUALITY ASSURANCE.

        Truly effective communications systems require easy and inexpensive maintenance. Maintenance costs are reduced by employing accurate and easy to use documentation. We identify, track, and map all cable runs and devices utilized in a system. Cable test results and certification runs are compiled and documented to provide quality assurance. The company replaced three Window 98 workstations with new Windows XP systems, Microsoft Office 2003, and Microsoft Project. We provide complete sets of prints reflecting cable runs, equipment location and functional interconnect details for all systems that it engineers and installs. The company added a new AutoCad 2004 station and its first Architectural Desktop system, by Autodesk, for development and design, including upgrading the existing two AutoCad 2000 stations to AutoCad 2004.

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

        We own and maintain an inventory of test and measurement equipment for the daily requirements of our business. Additional testing equipment is acquired to support special project requirements on a case by case basis. All such testing and measurement equipment is re-calibrated every six months to traceable National Bureau of Standards sources. In 2004, the company has plans to replace all equipment greater than three years old and add additional test equipment to meet current testing standards.

RESEARCH AND DEVELOPMENT.

        It is not anticipated that the Consulting Division or Systems Integration Division will incur material research and development expenses and we have not made any budgeting provisions for research and development. The company will continue to be required to partake in advanced technology and product training seminars, by manufacturers we represent, and certification agencies requiring continuing education and re-certification. The company will continue to support these programs and re-certifications out of operating revenues.

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

MARKET SEGMENTS SERVED.

        We have offered our system integration and consulting services in connection with video conference/distant learning, large scale security/surveillance, audio/visual media display/retrieval, professional video and communications/networking projects. Our systems have been geared towards the following applications:

         VIDEO CONFERENCING/DISTANCE LEARNING SYSTEMS.

        Corporations, large and small, have significantly increased their reliance for corporate meetings and training since September 11th. With the perfection of the H.323 IP standards, MPEG codec's streaming at megabit speeds, gigabit network standard and the availability of reserve bandwidth in corporate and educational networks, video conferencing has matured and new generations of video conference products are being embraced by corporate and educational users. The emphasis on locational convenience, together with the availability of tuition reimbursement incentives offered by employers, have contributed to an increase in demand for higher education and training at off-campus locations. This allows educational institutions, businesses and others to offer classes and training to remote locations far from the traditional campus or home office.

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

        We have successfully designed and implemented high level security/surveillance systems for museums, casinos and high security military installations. Recently our services have been sought after by various local municipalities and state agencies to provide a new generation of high end visual surveillance system to meet objectives and directives as outlined in the Homelands Security Bill, approved November 2002 and the `Safe Street Act'. While the events of September 11th have negatively impacted business for us and most American companies, in its aftermath it has opened opportunity to provide 21st century Technology to meet expanded security needs.

        Provisions of the Homeland Security Bill provides:

            o   Establishment of new Transportation Security Administration
                (TSA) within the Department of Transportation under the Aviation and Transportation Security Act. This Act significantly changes the way transportation security will be performed and managed in the United States. This new administration was chartered to secure critical and strategic assets as 10,000 FAA facilities, pipelines, railroad and highway bridges, Ports, highways and railroads. TSA's initial budget for 2004 is 4.8 Billion dollars.

            o The Homeland Security Bill directly provides funding to secure the 7500 miles of land and sea borders shared with Canada and Mexico. Each year more than 500 million people are admitted into the United States of which 330 million are non-citizens. Ten Billion dollars is allocated to securing Americas borders, 700 Million dollars is allocated to "21st century technology development for defending the homeland, 5 billion for aviation security, 5 billion for non-Department of Defense (DOD) Homeland security and 4.6 billion allocated for physical security of DOD facilities and personnel.

            o An additional 35 billion is expected to be spent for Critical Infrastructure Protection (CIP) by private industry to secure high risk facilities as nuclear power plants, fossil fuel power plants, ports, hydro-electric dams, telecommunications nodes and chemical facilities.

        An advanced technology solution has been developed to meet the needs and objectives of the Homeland Security initiative. The criteria for visual security will provide the highest level of surveillance, merging video compression technology with IP interfaces, over high speed networks, or the internet, with real-time digital archive servers. Using IP video and control, there are no distance limitations. The quality, performance and controls are the same across a campus, county, state or country.

        The company has elected to team with Baxall USA, a British manufacturer of digital cameras and digital archive servers to provide a suitable solution to the complex archive and retrieval issues of this program. This system allows any camera or group of cameras to be viewed in real time, or playback prerecorded cameras to recreate past events. The company pioneered the use of high speed internet cable access for the transport of digitally compressed video surveillance cameras for locations within a municipality to the police, fire and municipal command center.

        This highly advanced approach conceived by the company involves using digital, full motion compressed video for visual surveillance. The company works with the local cable company to define their fixed resources that must be enhanced for higher bandwidth and quality of signal service, needed for the digital camera signal transport.

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

        The systems currently being deployed are fully capable of meeting international standards with either, MPEG IV Motion JPEG or H.261 compression standards. Presently, digital cameras, transmission and archival storage are currently available with proprietary protocols that are exclusive to only one manufacturer. CRI elected to use standards based IP networks and compression protocols for greater flexibility now, with vendor independence for the future.

        COMPETITION - SECURITY/SURVEILLANCE SYSTEMS

        We face competition from a number of large and small manufacturers, most possessing greater financial and personnel resources than we possess and have greater leverage in acquiring prospects, hiring personnel and marketing. The company approach is to continue to support Baxall and their commercially available, standards based digital cameras to be processed, controlled and archived. This will allow a more open platform for vendor independence of peripheral equipment. Currently there are a number of manufactures that offer digital recording of surveillance cameras using their own proprietary algorithms and recording methods. A high degree of competition in these areas is expected to continue. No assurance can be given that we will not be adversely affected by these factors.

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

        Effective AV presentations are a blend of audio, video, computer, graphics, large screen video display and network technologies integrated in a way that meets the user requirements. These systems are used in many applications as classrooms, lecture halls, corporate board rooms, meeting rooms, Houses of Worship, museums to name only a few. AV presentation has additionally been linked between corporate, educational and government locations with audio and video conferencing over a network to expand the reach of participants that potentially will take part in meetings and class sessions.

        The highly specialized AV presentation systems require an engineering approach and integration support that has a broad knowledge base of multiple communications technologies. The company has been specializing and developing large system solutions in all the allied fields and has an opportunity to integrate special solutions bringing these special talents together to meet the broad based needs of AV presentation system today. It is this ability, the company believes, is what has expanded to new opportunities with our existing client base and opened new relationships with clients. Successful completion of special system projects has opened market awareness to the value and broad base technical expertise we bring to a project. The company has migrated from depending on a few clients that represented 80% of its revenue to working on projects for multiple clients, none of which represents greater than 10% of our present revenues.

        Typically a system includes multiple images with large screen video projection, high resolution graphics, video media, audio sources, Surround Sound, High Definition retrieval, computer data input, and remote access. Systems the company is presently working on includes; normal classrooms, meeting rooms, and conference rooms and beyond into large venue auditoriums, churches, screening rooms, theaters, multi-purpose rooms and even home theaters. While the scale of the project increases or decreases to meet the application, the design, implementation, technology and quality are always to the highest degree. As a human to information interface, Audio Video presentations provide an effective tool to meet and communicate knowledge, information and ideas.

        COMPETITION - AUDIO/VISUAL AND IMAGING
        --------------------------------------

        Competition among integrators and consultants is fierce but with the high amount of opportunities, the growth for all the companies capable of providing solutions for audio video presentation systems in on a steady rise. There is significant competition in this market from small and large companies as well as electrical contractors, retailers, and manufacturers. The company recognizes this competition and prefers to address the market of specialty systems with the greatest technical suffocation using multiple technologies for meeting the presentation requirements of clients. May competitors have greater resources and financial backing than we have. There is no guaranty we can continue to make a significant market impact with limited financial resources.

        PROFESSIONAL VIDEO.

        The company was founded on the belief the convergence of technology and the Advanced Television system will create a huge market for replacement and new installations of television equipment in broadcast support, post production and corporate professional video users. This recognition of potential is turning into reality in 2004. Communications Research, having recognized this potential over the past years has worked in technology markets to build recognition in allied technology industries in preparation for the large scale deployment of HD systems. The company has begun to effectively compete in the Broadcast and Professional Video market.

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

        To this extent, the company has been successful in building a number of advanced High Definition screening rooms for production companies and developing systems for tele-production, mobile video production and educational clients. The company believes it has found a new potential hire to head up the sales and engineering effort in this market. Supplemented with the support our key employees can provide, we feel the company can make sufficient progress into capturing a significant share of this market. Additionally the company will look for strategic alliances with manufacturers and distributors of digital video production equipment to have access to a broad competitive line of products.

        COMPETITION - PROFESSIONAL VIDEO

While it is premature to fully evaluate the competitive market place, it is reasonable to assume the greatest competition in deploying digital television systems will be from end users and their in-house engineering and construction staff. Smaller companies, education, low power television stations and production houses will be most likely going outside to furnish and build there digital infrastructure and new facilities. It is these opportunities that we expect to pursue but there is no guarantee the company will have the resources to effectively compete against equipment manufacturers and large system integrators.

        COMMUNICATIONS/NETWORKING.

        We provide specialized system design, installation and support for structured cable system solutions that support local area networks that connect data clients and display devices with host computers and shared resources. Over the last ten years, we have seen network technology change many times, as the need to transmit more data, voice and video at faster rates increases. Data systems with fiber backbones running at gigabit speeds are becoming common. A properly designed and carefully installed system will require low maintenance and provide reliable operation over the system's service life. Since our inception, we have successfully designed and installed such systems.

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

        A new telecommunications system opportunity is expected to start in 2004, creating many opportunities for all communications industry participants. This opportunity is being driven by those companies with aging telephone systems and communications infrastructure that had little more than a band aid put on there system to meet Y2K requirements.

        The need for employee mobility is on the rise. This mobility is taking the form of off-premises mobility or offices. On premises wireless networks frees the workers from being tied to one location for access to data or media servers. IP telephony further frees the workers from accessing the corporate network from their office, car, home or while traveling. People can have a "follow me" communications system for messages, calls, e-mail and conferencing anywhere around the country or world. Telephone features, corporate databases and network applications can be retrieved remotely, creating virtual offices anywhere, anytime.

        The company envisions new communications infrastructure to be a merging of voice, data and video on a single integrated platform, with efficiency greater than any singled ended solution. With telephones, media, cameras, data, and many other communications sources becoming available with IP interfaces, there has been a greater trend to utilize open standards in the software and hardware in order to enable products and applications to inter-operate among each other, and simplify the complexity associated with applications and system design.

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

VISUAL TELEPHONE PRODUCTS DIVISION.

        In 2002, the company completed the phase out of our line of PC Based desktop video conferencing products and Visual Telephone Products Division. Our company shall maintains a suitable supply of replacement parts in inventory to meet any servicing or repair needs of the existing client base. Our proprietary Visual-EZ and Communicator products will be frozen and only existing client systems shall continue to be supported at the level of system software of the original system purchased.

        Competing technologies, emerging definitions of the current international standard and the development of new industry standards have rendered our video conferencing products non-competitive and obsolete. The competitive nature of this industry mandates higher research and development budgets in response to rapidly evolving standards and features with short product life cycles and downward pricing trends. In recognition of these concerns, we have elected to provide Polycom equipment as our preferred vendor of choice, for our video conferencing and distant learning systems. Polycom has become the leading company in the market and purchasing these products for inclusion into our video conferencing systems makes the company less susceptible to the aforementioned competitive risks with fixed equipment costs.

        The company owns and will continue to support, and develop, the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system.

        TELEWRITER-AGS OPERATING SYSTEM SOFTWARE. The TeleWRITER operating system software was the custom operating interface for the Visual series of products. This collaboration software was developed by Optel Communications, Inc., Syosset, NY ("Optel"). We acquired all rights to the TeleWRITER-AGS system software in 1999. This software was assigned by us, to a wholly owned subsidiary, TeleWRITER CORPORATION, INC., in exchange for 51% of the common stock in the subsidiary as well as a perpetual license to use the software as we deem appropriate. The remainder of stock in TeleWRITER Corporation, incorporated under the laws of the state of Nevada in September 1999, is independently held by our President, Carl Ceragno.

TELEWRITER CORPORATION
----------------------

        The TeleWRITER product has evolved for over eighteen years. TeleWRITER was the first audio graphic collaboration software system and in the mid 1990's captured almost 60% of the collaboration market. TeleWRITER is a client based product with a capability of having up to 32 uses share and access documents, resources and computing programs. In a point to point environment the software was capable of having in band face to face audio and camera video of participants. In multipoint mode the audio conference required a simultaneous multipoint bridge telephone conference with full graphic and annotation functionality over an IP network. The principal feature TeleWRITER-AGS operating system is its powerful white boarding, graphics and collaboration package. All uses in a conference required the PC client software installed and operating on the PC.

        The current version of the TeleWRITER-AGS operating system is at the end of its life expectancy as it is based on Microsoft's Windows 95 and 98 and requires Version 2 series Microsoft NetMeeting for the T.120 engine. With the release and wide spread acceptance of Microsoft's XP current operating system, and their discontinuing support of Version 2 NetMeeting for the current version 3.01, the salability of the software is dwindling.

        NEW PRODUCT DEVELOPMENT.
        ------------------------

        We directed our efforts to further enhance and update the operating system by looking to team with a corporation with the knowledge and ability to revise the software to meet current operating system compatibility requirements. In October 2003, the company entered into a software development agreement with the Arkansas School of Math and Science (ASMS), to partner with the school for the revision, updating further development of the Tele-Writer Product.

        The Arkansas School of Math and Science is one of the most advanced and intensive programs for preparing exceptional students for college and university programs pursuing continuing education in math and science. The School is well suited for the initiative, as they have a great depth of technical resources and the State of Arkansas has been a power user of Tele-WRITER for many years to provide classroom programs between schools and children at home, without the high cost of video conference equipment and high speed telecommunications circuits. Under the program, the company retains all rights to the product and the State of Arkansas may implement the new program in all state schools K-20. The company will pay a royalty fee up to a maximum of $1,000,000 over a period not to exceed seven (7) years from their completion of a workable, saleable product. The company anticipates the new version shall be ready to release for upgrade sales of existing client base and commercial and consumer sales.

        The company has engaged Mr. Jeffery Cone of Tampa Florida as VP, Sales and Marketing for TeleWRITER Corporation. With the programming and computing resources available in the Tampa area, the company is considering the potential of relocating the headquarters of TeleWRITER Corporation to the Tampa/Clearwater area. We will need to retain the services of one or more programmers to further develop the software to continue its commercially feasibility for us to license it to others. The Tampa Area offers many attractive advantages for relocation of the company.

        The TeleWRITER software system is widely used by many federal, educational and corporate clients. The product potentially can recapture the market it lost due to inactivity with a new release that is future compatible with modern Computing operating systems and software. No assurances can be given that this software can be developed by us to the point that it is commercially viable as a product that we can license to others, that we will have sufficient financial resources to develop it to the point that it can be marketed to others on our own or that we possess the marketing ability to sell it once it has been fully developed.

        COMPETITION - TELEWRITER CORPORATION

        The data collaboration industry has met and exceeded projections for growth over the past five years. Frost and Sullivan reported "the recent acquisition of PlaceWare by Microsoft could be exactly what the web conferencing industry needs to reach $1 billion dollars by the end of 2004. With the high visibility and awareness for collaboration that will likely result from Microsoft's increasing focus on the collaborative industry, we feel web conferencing vendors should be excited by this new venture rather than being intimidated."

        This market has become highly competitive and relatively highly priced with respect to product acquisition and other costs for needed computing hardware as well as ongoing costs of operation and maintenance.

        Microsoft themselves have launched a new networked service that provides clients the ability to connect as workgroups for collaborative work sessions. TeleWRITER is a low initial cost solution requiring only a high speed interconnection that can out perform with greater features, the Microsoft system or any server based internet product.

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

EMPLOYEES

        As of December 31, 2003, we had 6 full-time employees, none of whom are employed pursuant to the terms of an employment agreement. We also engage independent contractors and contract workers on an as-needed basis for the installation of the systems that we design and engineer. The number of independent contracts utilized by us for the installation of our systems is directly proportionate to the amount of business that our Systems Integration Division is conducting. In 2004 we anticipate to increase the number of our permanent employees, primarily in engineering, technical and marketing positions. None of our employees or independent contractors are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

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

ADDITIONAL INFORMATION

        The Company filed our the SEC a registration statement on Form SB-2 under the Securities Act of 1933 with respect to the common stock that we are registering. Our SEC registration became effective May 8, 2002. The company was cleared by NASD and was assigned the trading symbol CRHI. The company was cleared to commence trading on or about May 5, 2003. The Company posted a Bid/Ask on the Over the Counter Pink Sheets on or about October 21, 2003 and on or about November 6, 2003, was authorized to trade on the Over the Counter Bulletin Board.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We currently occupy approximately 2,850 square feet of space at 67 Ramapo Valley Road, Suite 103, Mahwah, New Jersey 07430 for our corporate and administrative offices under a lease expiring on October 31, 2006 and requiring $2,868.54 monthly rent subject to annual escalations. We believe that our current space is suitable for our current and projected needs over the next ten month period and we have no current plans to lease additional space for the Company.

The lease requires the Company to bear, in addition to the basic rent, the costs of insurance, and certain maintenance costs.

With TeleWRITER Corporation beginning to commence its re-release into the market, initially the Company will use our Mahwah Location as the headquarters for TeleWRITER Corporation. It is anticipated that operation will be moved to separate facilities potentially by winter 2005. While no definite location has been selected at this time, the company is considering the Tampa/Clearwater area of Florida as it offers many advantages and resource availability for locating a `high tech' software company as TeleWRITER.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

        On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol CRHI. Our Class A shares have been recognized and traded on the NASD Over the Counter Pink Bulletin Board since October 21, 2003. We hope to establish a market for said shares. Our securities have traded recently in a range of . 04 (low)-.14 (high) cents per share since trading commenced.

HOLDERS.

        As of December 31, 2003, there were approximately 939 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS.

        Revenues We booked total revenues of $94,859 for the year ending December 31, 2003, as compared to revenues $224,884 for the prior year. The economic and business climate for the year made it difficult to perform at the level projected. Resources normally used productively for income producing work was redirected to sales and marketing to maintain project bookings and billings.

        We attribute the decrease in revenues during 2003 to the state of the economy. While the fourth quarter revenues increased sharply, it was insufficient to overcome the slow first, second and third quarters.

        Gross profit Our gross profit was approximately 86% for the year ended December 31, 2003, as compared to approximately 60% for fiscal 2002. The decrease in our gross profit was the result of system projects requiring integration of manufactured equipment, procured and build into custom systems, at a lesser overall markup than labor intensive consulting and engineering projects performed solely with in-house labor and increased cost of sales.

        Operating Expenses While our revenues were down from 2002 by approximately 42% overall, our operating expenses have increased approximately40% from $175,288 for the year ending December 31, 2002, to $244,777 for the year ending December 31, 2003. The increase in total operating expenses for 2003 reflects our efforts to update our TeleWRITER product and mobilization expenses to prepare for the new product release in the second quarter of 2004 .

        Operating Loss We have not shown a net profit for a calendar year as an independent company to date. While our operating losses have increased from $40,777 as of December 31, 2002 to $162,883 as of December 31, 2003, it is due largely to reduction in revenues and increased operating expenses. Our executive officers have been loaning us funds to finance our losses over the last several years. The last Quarter in 2003 was the first profitable quarter in the four years since again becoming an independent company. We expect this trend to continue in the First quarter of 2004 and throughout the remaining year but we have no assurance that will happen.

        Cash and cash Equivalents Total cash as of December 31, 2003 was $12,677 as compared to $4,158 as of December 31, 2002. Accounts receivable increased slightly to $25,112 as of December 31, 2003 from $22,027 as of December 31, 2002 reflecting credit terms that the Company has had to extend to promote business. Total current assets increased to $42,749 as of December 31, 2003 from $32554 at December 31, 2002 as a result of our increased revenues, mainly in the fourth quarter.

        Current Liabilities Despite our improving operations, we are technically insolvent as our current liabilities exceed our current assets. Our current liabilities have decreased approximately 12% from $568,067 as of December 31, 2002 to $494,666 as of December 31, 2003. Our Total Liabilities for notes payable to related parties decreased from to $221,207 to $183,637 on December 31, 2003, which is currently due our president and secretary. The company does not show the intellectual property asset value of the TeleWRITER software system that was purchased for .01 cents on a dollar, or the amount of $150,000 as defined in Auditor Note 10, representing an asset valued at $1,500,000. Upon release of this product the intellectual value can be re-evaluated and verified.

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

        The company will continue replacing aging office and data processing equipment. Additionally we require additional technical testing equipment to install and maintain sate of the art electronic systems and equipment. If the company is unable to purchase this equipment it will be unable to effetely compete in the markets it has defined.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2003 we have an accumulated deficit of $1,434,441, and the report from of our independent auditor on our audited financial statements at December 31, 2003 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts.

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

ADDITIONAL CAPITALIZATION
The Company has entered into three Regulation S agreements for the sale of restricted securities off-shore. The regulation stock sale allows the Company to sell stock equity in the company to raise needed revenue for the capitalization of the Company and initially seed the roll out of the new Tele-WRITER products. This method of capitalization was attractive to the company as it did not required the considerably high expense to register company stock for sale and institute a full public offering. Further the shares of stock can not be registered or be eligible for sale for a period of one year after initial purchase. The company feels this will be more than adequate time to build our revenues and stock value that it will not dilute current shareholders share price on the open market or equity position.

Two Regulations S offering have been executed by the company as of March 2004. First is Westbay Consulting of Barcelona, Spain which opened on or about January 15 2004. The Company has begun raising funs under this agreement. A second offer has been executed with A-Street Capital, Chicago, IL on or about February 28, 2004. The Company has not yet begun raising funds under this agreement.

CONTROLS AND PROCEDURES

        Our management, including Carl Ceragno our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 30, 2004 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 7. FINANCIAL STATEMENTS.

AUDITORS FINANCIAL STATEMENT
SEE PAGES F-1 THROUGH F-?

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                       AGE           POSITIONS HELD
-----                      ---           -----------------------------------
Carl R. Ceragno            57            Director, President and Treasurer
Lawrence S. Hartman        38            Director and Vice President
Almajean O'Connor          54            Secretary

        The directors named above will serve until the next annual meeting of our shareholders to be held within six (6) months of the close of our fiscal year or until their successors shall have been elected and accepted their positions. Directors are elected for one year terms. Mr. Ceragno and Ms. O'Connor are our executive officers.

        Carl R. Ceragno. Carl R. Ceragno, who is our founder, has served as our president and chief executive officer since our inception. His principal responsibilities include system design engineering, project management, sales and technical proposal preparation. From July 1969 through June of 1992, Mr. Ceragno served as a studio engineer, project engineer, chief engineer, and ultimately vice president of engineering for Tele-Measurements, Inc., an A/V systems integration business located in Clifton, New Jersey.

        Mr. Ceragno received a bachelor of sciences degree in June of 1968 from Emerson College, Boston, MA. At graduation, he was honored by receiving the departmental award for excellence and service to the Emerson College broadcasting department.

        Mr. Ceragno has given numerous network, audiovisual and video conferencing design lectures, authored technology white papers and has authored numerous lectures regarding telecommunications technology and integration.

        From 1998 to 2001, Mr. Ceragno has served as trustee and president of the New York Susquehanna & Western Technical and Historical Society. He currently serves is a delegate to the United Railroad Historical Society of New Jersey (custodian of historic railroad equipment owned by the State of New jersey and destined for the State railroad and transportation to be built in Phillipsburg, New Jersey), Director of North East Rail Car Association (NERCA) and is active in railroad equipment restoration and preservation.

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

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth the compensation of our three (3) officers for the last two (2) fiscal years and the first nine months of this year:

NAME AND                                 ANNUAL COMPENSATION                 LONG TERM COMPENSATION
---------------------------    ------------------------------------    --------------------------------
PRINCIPAL POSITION             YEAR      SALARY      BONUS    OTHER    STOCK    SAR's     LTIP    OTHER
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
Carl R. Ceragno                1999    $40,384.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
President & Treasurer          2000    $21,000.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2001    $16,400.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2002    $     0.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2003    $     0.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
Lawrence S. Hartman            1999    $     NONE    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
Vice President                 2000    $     NONE    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2001    $     NONE    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2002    $     NONE    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2003    $     NONE    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
Almajean O'Connor              1999    $31,538.43    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
Secretary                      2000    $ 5,500.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2001    $13,900.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2002    $   800.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----
                               2003    $     0.00    $0.00    $0.00    $0.00    $0.00    $0.00    $0.00
---------------------------    ----    ----------    -----    -----    -----    -----    -----    -----

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

PERCENTAGE OF TOTAL SHARES

TITLE OF                                            NO. OF        Percentage of
CLASS                      NAME & ADDRESS           SHARES        Ownership
-----                      --------------           ------        ----------
Class A Common            Lawrence S. Hartman        415,000          3.4%
------------------------- ---------------------- ---------------- -------------
Class A Common            Almajean O'Connor          452,500          3.7%
------------------------- ---------------------- ---------------- -------------
Class A Common            Carl R. Ceragno          2,690,000           22%
------------------------- ---------------------- ---------------- -------------
Class B Common            Carl R. Ceragno            400,000        100.0%
------------------------- ---------------------- ---------------- -------------
All Officers and                                   3,957,500         32.4%
Directors as a Group
(3 Individuals)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Carl R. Ceragno founded the company in 1989 and served as our President from inception and was a director, executive officer and control person of Visual Telephone, our former parent company. Pursuant to the Reorganization Agreement, we changed the state in which we had been incorporated from New Jersey to Nevada and we were to issue two classes of common stock and vest voting control of our shares with Mr. Ceragno.

        Carl R. Ceragno, our president, and Alma Jean O'Connor, our secretary, have been funding our ongoing losses. Mr. Ceragno has outstanding loans to us in the amount of $211,649 as of December 31, 2002 and Ms, O'Connor has outstanding loans to us in the amount of $9,558, as of December 31, 2002.

        Mr Lawrence Hartman, our VP has outstanding loads to the company in the amount of $11,000. The loans from Mr. Ceragno have been used to pay salaries and other operating expenses. These loans are demand loans and are not evidenced by promissory notes and may be called by Mr. Ceragno and Ms. O'Connor, as the case may be, at any time.

        Ms. O'Connor's loan and $150,000 of Mr. Ceragno's loan accrue interest at the rate of 7% per annum. The balance of Mr. Ceragno's loan does not accrue interest. Additionally, we received loans of $7,050 from an entity controlled by Mr. Ceragno during 1999. A portion of that amount has been paid back and the remaining outstanding amount totals, $4,279.

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

RECENT DEVELOPMENTS

        The company has executed and instituted two Regulation S offers to raise needed operating capital as defined herein

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

1. Audited Financial report of company by Chisholm, Bierwolf & Nilson, L.L.C., North Salt Lake City, Utah

2.   Risk Factors

99.1 Certificate of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during 2003 as follows.

March 26, 2003, For Registration of Certain Classes of Securities Pursuant to
Section 12(g) of the Securities exchange Act of 1934.

The Company filed two reports on Form 8-K to date in 2004 as follows.

February 10, 2004 change of Auditor notification Pursuant To Section 13 Or 15(D) of the Securities and Exchange Act Of 1934, and on March 17,2004 For Registration of Certain Classes of Securities Pursuant to Section 12(g) of the Securities exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS RESEARCH, INC.

Date: March 30, 2004

                                                         By: /s/ Carl R. Ceragno
                                                             -------------------
                                                             Carl R. Ceragno

                                 C O N T E N T S

Accountants' Report .........................................................F-2

Balance Sheets ..............................................................F-3

Statements of Operations ....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows ....................................................F-6

Notes to the Financial Statements ...........................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Communications Research, Inc.:

We have audited the accompanying balance sheets of Communications Research, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communications Research, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 16, 2004

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                     December 31,   December 31,
                                                                        2003            2002
                                                                     -----------    -----------
Current Assets
  Cash                                                               $    12,677    $     4,158
  Accounts Receivable                                                     25,112         22,027
  Inventory                                                                4,960          6,369
                                                                     -----------    -----------

Total Current Assets                                                      42,749         32,554
                                                                     -----------    -----------

Property & Equipment, Net                                                 40,416         97,452
                                                                     -----------    -----------

Other Assets
  Deposits                                                                 4,988          4,988
                                                                     -----------    -----------

    Total Assets                                                     $    88,153    $   134,994
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                                   $    30,791    $    76,854
  Accounts Payable-Related Party                                           4,104          4,279
  Accrued expenses                                                       118,499         97,182
  Convertible debenture                                                  135,000        135,000
  Current portion of long-term liabilities                               190,623        232,329
                                                                     -----------    -----------

Total Current Liabilities                                                479,017        545,644
                                                                     -----------    -----------

Long Term Liabilities
  Notes payable - related party                                          183,637        221,207
  Notes payable                                                           22,635         33,535
  Less current portion                                                  (190,623)      (232,329)
                                                                     -----------    -----------

Total Long Term Liabilities                                               15,649         22,413
                                                                     -----------    -----------

    Total Liabilities                                                    494,666        568,057
                                                                     -----------    -----------

Stockholders' Equity
  Common Stock Class A, authorized 40,000,000 Shares of $.001 Par
    value, Issued and Outstanding 12,216,550 and 12,580,591 shares        12,217         12,581
  Common Stock Class B, authorized 700,000 shares of no
    par value, issued and outstanding 400,000                               --             --
  Additional Paid in Capital                                           1,018,961        807,037
  Subscriptions receivable                                                (3,250)        (3,250)
  Deficit Accumulated During the Development Stage                    (1,434,441)    (1,249,431)
                                                                     -----------    -----------

Total Stockholders' Equity                                              (406,513)      (433,063)
                                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity                       $    88,153    $   134,994
                                                                     ===========    ===========

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations

                                                        For the Year Ended
                                                           December 31,
                                                 -------------------------------
                                                      2003             2002
                                                 ------------      -------------
  Revenues                                             94,859           224,884

Cost of Sales                                          12,965            90,373
                                                 ------------      ------------

Gross Profit (Loss)                                    81,894           134,511

Operating Expenses
General and administrative expenses                    98,286            67,906
Office salaries                                        40,800             6,665
Rent                                                   34,580            32,174
Insurance                                               9,802            15,701
Travel and lodging                                      4,273             3,740
Payroll taxes                                            --               1,073
Depreciation and amortization                          57,036            48,029
                                                 ------------      ------------

    Total Operating Expenses                          244,777           175,288
                                                 ------------      ------------

Net Operating Income (Loss)                          (162,883)          (40,777)
                                                 ------------      ------------

Other Income(Expense)
  Interest Income                                        --                --
  Interest Expense                                    (22,127)          (23,072)
  Other Income (Expense)                                 --                --
                                                 ------------      ------------

    Total Other Income(Expense)                       (22,127)          (23,072)
                                                 ------------      ------------

Net Income (Loss)                                $   (185,010)     $    (63,849)
                                                 ============      ============

Net Income (Loss) Per Share                      $      (0.02)     $      (0.01)
                                                 ============      ============

Weighted Average Shares Outstanding                10,855,981        12,580,591
                                                 ============      ============

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                        Statement of StockHolders' Equity

                                                             Common Stock
                                        -----------------------------------------------------
                                               Class A                         Class B            Additional
                                        --------------------------    -----------------------       Paid-In        Accumulated
                                           Shares         Amount         Shares        Amount       Capital         (Deficit)
                                        -----------    -----------    ----------       ------     -----------      -----------
 Balance December 31, 2001               12,580,591    $    12,581       400,000        $ --      $   807,037      $(1,185,582)

Net Loss for the year ended
  December 31, 2002                            --             --            --            --             --            (63,849)
                                        -----------    -----------    ----------        ----      -----------      -----------

  Balance December 31, 2002              12,580,591         12,581       400,000          --          807,037       (1,249,431)

  Cancellation of shares                 (5,116,541)        (5,116)         --                         --              5,116

  Issuance of Common Stock
  for services at $.04                    1,187,500          1,187          --            --           46,313             --

  Issuance of Common Stock
  for salaries at $.04                    1,020,000          1,020          --            --           39,780             --

  Issuance of Common Stock
  to satisfy payables at $.11               400,000            400          --            --           43,977             --

  Issuance of Common Stock
  to satisfy officer loans at $.35          150,000            150          --            --           52,350             --

  Issuance of Common Stock
    for services at$.01                   1,600,000          1,600          --                         --             14,400

  Issuance of Common Stock
  for cash at $.04 and $.02                 395,000            395          --            --            9,988             --

Net Loss for the year ended
  December 31, 2003                            --             --            --                                      (185,010)
                                        -----------    -----------    ----------        --      -----------      -----------

Balance December 31, 2003                12,216,550    $    12,217       400,000        $ --      $ 1,018,961      $(1,434,441)
                                        ===========    ===========    ==========        ==      ===========      ===========


   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                                 For the years ended
                                                                      December 31,
                                                               -------------------------
                                                                  2003            2002
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                            $(185,010)      $ (63,849)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                  57,036          48,029
     Shares issued for Services                                  104,300            --
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                   (3,085)         (9,750)
     (Increase) Decrease in Inventory                              1,409           2,264
     Increase (Decrease) in accounts payable                      (1,714)         54,003
     Increase (Decrease) in Accrued Expenses                      21,317          18,381
     Increase (Decrease) in Accouts payable-related party           (175)           --
                                                               ---------       ---------

  Net Cash Provided(Used) by Operating Activities                 (5,922)         49,078
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash paid/received for deposits                                   --             3,613
  Purchases of Property and Equipment                               --            (1,102)
                                                               ---------       ---------

  Net Cash Provided (Used) by Investing Activities                  --             2,511
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Stockholder Loan                                  43,639          21,676
  Payment on long-term debt                                      (39,581)        (71,195)
  Proceeds from Issuance of common stock                          10,383            --
                                                               ---------       ---------

  Net Cash Provided(Used) by Financing Activities                 14,441         (49,519)
                                                               ---------       ---------

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                            For the years ended
                                                                December 31,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              8,519         2,070
                                                          --------      --------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  4,158         2,088
                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 12,677      $  4,158
                                                          ========      ========

Cash Paid For:
  Interest                                                $    757      $  2,274
                                                          ========      ========
  Income Taxes                                            $     --      $     --
                                                          ========      ========

Non-Cash Activities:

Shares issued for Services and wages                      $104,300      $     --
                                                          ========      ========
Shares issued for officer debt conversion                 $ 52,500      $     --
                                                          ========      ========
shares issued for payable satisfaction                    $ 44,375      $     --
                                                          ========      ========

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

                                                             Loss            Shares      Per Share
                                                          (Numerator)     (Denominator)    Amount
                                                          -----------     -------------    ------
        For the year ended December 31, 2003:

                Income (loss) to common
                stockholders                              $ (185,010)      10,855,981      $(0.02)
                                                          ==========       ==========      ======
        For the year ended December 31, 2002:

                Income (loss) to common
                stockholders                              $  (63,849)      12,580,591      $(0.01)
                                                          ==========       ==========      ======

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        c. Earnings (Loss) Per Share (continued)

        The following is the calculation for Weighted-average common shares used in basic and dilutive net loss per common share:

                                                      For the Year Ended
                                                          December 31,
                                                    2003                2002
                                                -----------         ------------

        Common shares outstanding during
         the entire period                       12,580,591          12,580,591
        Weighted-average common shares
         issued during the period                (1,724,610)               --
                                                -----------         -----------
        Weighted-average common shares
          used in basic EPS                      10,855,981          12,580,591
        Dilutive effects of potential
         common shares                                 --                  --
                                                -----------         -----------
        Weighted-average number of
          common shares and dilutive
          potential common stock used
          in diluted EPS                         10,855,981          12,580,591
                                                -----------         -----------

        d. Provision for Income Taxes

        No provision for income taxes has been recorded due to the net operating losses of the Company of approximately $1,434,000. The NOL carryforward will begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income. Some of the losses will be limited due to the acquisition and change of control.

        Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002.

                                                   December 31,
                                           ----------------------------
                                              2003               2002
                                           ---------          ----------
        Deferred tax asset:
           NOL carryforward                $ 487,000          $ 440,000
           Valuation allowance              (487,000)          (440,000)
                                                              ---------
        Total                                     $-                 $-
                                           =========          =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

        The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2003 and 2002 is $57,036 and $48,029, respectively.

        g. Inventory

        Inventory is recorded at the lower of cost or market and consists primarily of computer components and parts.

NOTE 2 - Property and Equipment

        Property and Equipment consists of the following:

                                               2003              2002
                                            ---------         ---------

        Furniture & Equipment                  34,523            34,523
        Lab & test equipment                   14,977            29,849
        Software                              150,000           150,000
        Vehicles                               51,711            51,711
                                            ---------         ---------
                Total                         251,211           266,083

           Accumulated Depreciation          (210,795)         (168,631)
                                            ---------         ---------

           Net Property & Equipment         $  40,416         $  97,452
                                            =========         =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS

        As part of being acquired by Visual Telephone International, Inc., the Company is indebted to Carl Ceragno an officer and director of the Company. The original balance owed was $150,000 bearing interest at 7%. During 2003 and 2002, Mr Ceragno advanced an additional $31,659 and $20,876, respectively, and was paid back $81,209 and $26,709, respectively. The balance at December 31, 2003 and 2002 is $162,099 and $211,649, respectively.

        The Company received advances from RCP Enterprises, Inc. of $7,050 during 1999. The balance due at December 31, 2003 and 2002 is $4,279, respectively.

        During the year ended December 31, 2000, Alma Jean O'Connor, an officer, loaned the Company $19,410. The note bears interest at 7% and is due upon demand. The balance due at December 31, 2003 and 2002 is $9,558 and $9,558, respectively.

NOTE 4 - LONG-TERM LIABILITIES

        Notes payable related party is detailed as follows:

                                                                   2003           2002
                                                                --------        --------
        Note payable to a officer & director, bears
         interest at 7%, payable upon demand,
         unsecured note                                         $162,099        $211,649

        Note Payable to a director and shareholder
         non-interest bearing, due on demand                      11,980            --

        Note payable to a officer, bears interest at 7%,
         payable upon demand, unsecured note                       9,558           9,558
                                                                --------        --------

        Total Notes payable related party                        183,637         221,207
                                                                --------        --------

        Notes Payable are as follows:

        Note payable to a corporation, bears interest at
         1.9%, monthly payments due of $608 through
         October 2006, secured by a vehicle                       22,635          26,419

        Note payable to a bank, bears interest
         at 8.5%, installments due monthly of
         $331 through September 2004, secured
         by a vehicle                                           $   --          $  7,116
                                                                --------        --------

              Total Notes Payable                                 22,635          33,535
                                                                --------        --------

        Total Long-Term Liabilities                              206,272         254,742
                                                                --------        --------

        Less current portion of:
         Notes payable - related party                           183,637         221,207
         Notes payable                                             6,986          11,122
                                                                --------        --------
        Total current portion                                    190,623         232,329
                                                                --------        --------

        Net Long Term Liabilities                               $ 15,649        $ 22,413
                                                                ========        ========

                                           COMMUNICATIONS RESEARCH, INC.
                                         Notes to the Financial Statements
                                             December 31, 2003 and 2002

        NOTE 4 - LONG-TERM LIABILITIES (Continued)

        Future minimum principal payments on notes payable related party are as follows:

                 2004                                    $183,637
                                                         --------

        Total notes payable-related party                $183,637
                                                         ========

        Future principal payments on Notes
         payable are as follows:

                 2004                                      10,863
                 2005                                       7,120
                 2006                                       5,430
                                                         --------

                     Total                               $ 22,635
                                                         ========

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

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to a lease agreement for their office and warehouse facilities. Monthly lease payments are due of $2,869 through November of 2006.

Future minimum operating lease payments are as follows:

        2004                                                       $34,428
        2005                                                        34,428
        2006                                                        28,690
                                                                   -------
                   Total                                           $97,546
                                                                   =======

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

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 7 - GOING CONCERN (Continued)

might result from the outcome of uncertainty. It is management's plan to continue to implement their marketing strategy to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income in the coming year. With the increase in revenues, management believes they will have sufficient funds to support operations for the coming year. Officers will continue to advance funds as needed for any shortfalls in cashflow.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                              2003                   2002
                                     --------------------    -------------------
                                     Carrying      Fair      Carrying      Fair
                                      Amount       Value      Amount      Value
                                     --------    --------    --------    -------
        Cash and Cash Equivalents   $ 12,677    $ 12,677    $  4,158    $  4,158
        Long - Term Debt             206,272     206,272     254,742     254,742

The carrying amount approximates fair value of cash and cash equivalents. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 9 - STOCKHOLDERS EQUITY

Pursuant to the reorganization and spin off agreement dated May 21, 1999, the Company issued 9,233,092 shares of class A common stock to the shareholders of VTI, and 400,000 shares of class B common stock to a principal of the Company. No value is placed on the stock issuance due to the nature of the issuance being similar to a forward stock split. The financial statements have been retroactively restated for the reorganization stock split as though it occurred at inception.

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

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 9 - STOCKHOLDERS EQUITY (Continued)

On June 1, 1999, the Company authorized and issued 3,250,000 shares of class A common stock at $.001 per share, to various officers and employees for subscriptions receivable of $3,250. These subscriptions are to be paid to the Company once the shares are registered.

During November 2000, the Company issued 97,500 shares of its common stock at $.31 per share for services valued at $30,225.

In 2003, 5,110,000 unclaimed shares issued pursuant to the spin-off agreement stated above were cancelled and returned to treasury.

In January 2003, the Company issued 2,607,500 shares for services to contract laborers, wages to officers, and to settle payables.

In April 2003, the Company issued 1,000,000 shares for services valued at $10,000 pursuant to an S-8 offering.

In October 2003, the Company issued 600,000 shares for services valued at $6,000.

In November and December, the Company issued 120,000 and 275,000 shares, respectively for cash at $.04 and $.02 per shares respectively.

NOTE 10 - CONVERTIBLE DEBENTURES

On November 17, 1999, the Company entered an agreement to purchase software from Communication Systems Technology, Inc.(CSTI). Pursuant to the purchase agreement the company paid $15,000 cash and became indebted to CSTI for $135,000. Principal and interest on the note is currently due, bears interest at 8%, and is secured by the software. The note is convertible into shares of common stock, upon registration of the Company's stock. The conversion rate is 80% of the average trading price for the common stock for the 10 trading days ending one day prior to the conversion election date.