Form 10QSB
period 2004-03-31
COMMUNICATIONS RESEARCH INC
filed 2004-05-11
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, there were 19,328,550 outstanding shares of Class A common stock, par value $0.001 and 700,000 outstanding shares of Class B common, having no par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended March 31, 2004

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

              ASSETS
              ------                                March 31,       December 31,
                                                      2004              2003
                                                   -----------      -----------
                                                   (Unaudited)
Current Assets
--------------
  Cash                                             $    46,211      $    12,677
  Accounts Receivable                                   11,404           25,112
  Inventory                                              9,657            4,960
                                                   -----------      -----------

Total Current Assets                                    67,272           42,749
                                                   -----------      -----------

Property & Equipment, Net                               37,212           40,416
-------------------------                          -----------      -----------

Other Assets
------------
  Deposits                                               4,988            4,988
                                                   -----------      -----------

    Total Assets                                   $   109,472      $    88,153
                                                   ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
-------------------
  Accounts Payable                                 $    27,238      $    30,791
  Accounts Payable-Related Party                         4,104            4,104
  Accrued expenses                                     123,497          118,499
  Convertible debenture                                135,000          135,000
  Current portion of long-term liabilities             172,949          190,623
                                                   -----------      -----------

Total Current Liabilities                              462,788          479,017
                                                   -----------      -----------

Long Term Liabilities
---------------------
  Notes payable - related party                        163,803          183,637
  Notes payable                                         20,801           22,635
  Less current portion                                (172,949)        (190,623)
                                                   -----------      -----------

Total Long Term Liabilities                             11,655           15,649
                                                   -----------      -----------

    Total Liabilities                                  474,443          494,666
                                                   -----------      -----------

Stockholders' Equity
--------------------
  Common Stock Class A,
    authorized 40,000,000 Shares
    of $.001 Par value,
    Issued and Outstanding
    19,328,550 and 12,216,550 shares                    19,329           12,217
  Common Stock Class B,
    authorized 700,000 shares
    of no par value,
    issued and outstanding 400,000                          --               --
  Additional Paid in Capital                         1,117,418        1,018,961
  Subscriptions receivable                              (3,250)          (3,250)
  Deficit Accumulated During
    the Development Stage                           (1,498,468)      (1,434,441)
                                                   -----------      -----------

Total Stockholders' Equity                            (364,971)        (406,513)
                                                   -----------      -----------

    Total Liabilities and Stockholders' Equity     $   109,472      $    88,153
                                                   ===========      ===========

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        For the three          For the three
                                         months ended           months ended
                                           March 31,              March 31,
                                             2004                   2003
                                         ------------           ------------

Revenues                                 $     22,191           $     13,116

Cost of Sales                                  25,179                   (549)
                                         ------------           ------------

Gross Profit                                   (2,988)                13,665
                                         ------------           ------------

Operating Expenses
------------------
  General & Administrative                     22,462                 12,172
  Office salaries                               8,004                     --
  Rent                                          9,079                  8,606
  Insurance                                     5,956                  1,447
  Travel and lodging                            1,335                  1,050
  Payroll taxes                                   876                     --
  Depreciation and amortization                 7,820                 14,638
                                         ------------           ------------

    Total Operating Expenses                   55,532                 37,913
                                         ------------           ------------

Operating Income (Loss)                       (58,520)               (24,248)
                                         ------------           ------------

Other Income (Expense)
---------------------
  Interest expense                             (5,507)                (7,217)
                                         ------------           ------------

    Total Other Income (Expense)               (5,507)                (7,217)
                                         ------------           ------------

Net Income (Loss)                        $    (64,027)          $    (31,465)
                                         ============           ============

Net Income (Loss) Per Share              $      (0.00)          $      (0.00)
                                         ============           ============

Weighted Average Shares Outstanding        16,144,550             12,580,591
                                         ============           ============

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                   For the three months ended
                                                           March 31,
                                                   --------------------------
                                                       2004         2003
                                                     ---------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

  Net Income (Loss)                                  $ (64,027)   $(31,465)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                         7,820      14,638
     Shares issued for Services                             --
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable         13,708      14,604
     (Increase) Decrease in Inventory                   (4,697)     (3,288)
     Increase (Decrease) in Accounts Payable            (3,553)        885
     Increase (Decrease) in Accrued Expenses             4,998       6,543
                                                     ---------    --------

  Net Cash Provided(Used) by Operating Activities      (45,751)      1,917
                                                     ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

  Purchases of Property and Equipment                   (4,616)         --
                                                     ---------    --------

  Net Cash Provided (Used) by Investing Activities      (4,616)         --
                                                     ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

  Cash received from issuance of stock                 105,569          --
  Payments made on Notes Payable-Related Party         (19,834)         --
  Principal payments on long-term debt                  (1,834)     (3,358)
                                                     ---------    --------

  Net Cash Provided(Used) by Financing Activities       83,901      (3,358)
                                                     ---------    --------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         33,534      (1,441)
                                                     ---------    --------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             12,677       4,158
                                                     ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  46,211    $  2,717
                                                     =========    ========

Cash Paid For:
  Interest                                           $   2,807    $  1,752
                                                     =========    ========
  Income Taxes                                       $      --    $     --
                                                     =========    ========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


GENERAL
-------

Communications Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2004, our revenues increased $9,075, a 70% increase in the amount from the comparable three month period ending in fiscal 2003.

We show operating income running at a loss of $58,520 for the first quarter of 2004 while we operated at a loss of $24,248 in the comparable period ending in 2003.

Total operating expenses for the three months ended March 31, 2004 was $55,532 compared to $37,913.00 for the first quarter ended in 2003 or an increase of approximately 46% from the three months ended March 31, 2003. The increase during the first quarter ending March 31, 2004 is the result of increasing operating costs due to adding new employees and ramping up on new projects. Increasing project work and new billings are expected to bring the core company to profitability.

Our ability to perform in a timely and efficient manner on current and future projects has significantly improved with the filing of new positions created in the ramping up process. Most significant increases in the period was the hiring of a Lead CAD Operator, Project Design Engineer and Installation Coordinator.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At March 31, 2004 we have an accumulated deficit of $1,498,468 and the report of our independent auditor on our audited financial statements at December 31, 2003 contained a going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has seen a significant increase in bookings of 300% for the current quarter and expects this to continue well into the future with new national clients it has been successful in booking. The increase in bookings has caused the company to incur the expense of adding employees to handle the new work load. Additional office and engineering equipment is further needed as new hire's are brought in. In the first quarter, the company purchased new CAD computers and software systems, replacing out dated hardware and software. We feel these design aids put us in the forefront of technology, and way ahead of our competition. Our internal systems should be current for at least two years before upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. The company will be using revenues from the Regulation S Offers it has engaged into to fund the final packaging, initial marketing and roll out of the new TeleWriter Computing Collaboration System. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including Carl Ceragno our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

RECENT DEVELOPMENTS

A Regulations S offering has been executed by the company on or about January 15 2004, with Westbay Consulting of Barcelona, Spain. The Company has begun raising funds under this agreement.

A Regulations S offering has been executed by the company on or about February 28, 2004, with A-Street Capital, Chicago, IL. The Company has not yet begun raising funds under this agreement.

A Regulations S offering has been executed by the company on or about March 18, 2004, with Esprit Administrative Services Private Limited, Hyderabad, India. The Company has not yet begun raising funds under this agreement.

For the Quarter ending March 31, 2004, the company recognized $78,890 in net proceeds in Regulation S offering.

On or about April 26, 2004, a Certificate of Amendment became effect to increase the authorized Common shares of the company to 100,000,000 and increase Preferred Shares to 1,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1   Certification Pursuant to Rule 15-d-14(a) of Principal Executive Officer.

31.2   Certification Pursuant to Rule 15-d-14(a) of Principal Financial Officer.

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8K Filed February 10, 2004 Changes to Registrant's Certifying Accountant

Form S-8 Filed March 11, 2004 Registration of certain shares of corporate stock

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMMUNICATIONS RESEARCH, INC.

Dated: March 11, 2004                       By: /s/ Carl Ceragno
                                                -----------------------
                                                Carl Ceragno, President