Form 10QSB
period 2004-06-30
COMMUNICATIONS RESEARCH INC
filed 2004-08-12
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, there were 32,588,550 outstanding shares of Class A common stock, par value $0.001 and 700,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended June 30, 2004

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets


                                                                       June 30,    December 31,
                                                                         2004          2003
                                                                     -----------    -----------
                                  ASSETS                             (Unaudited)
Current Assets
  Cash                                                               $    78,662    $    12,677
  Accounts Receivable                                                     41,219         25,112
  Inventory                                                                4,922          4,960
                                                                     -----------    -----------

Total Current Assets                                                     124,803         42,749
                                                                     -----------    -----------

Property & Equipment, Net                                                 29,392         40,416
                                                                     -----------    -----------

Other Assets
  Deposits                                                                 4,988          4,988
                                                                     -----------    -----------

    Total Assets                                                     $   159,183    $    88,153
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                   $     9,280    $    30,791
  Accounts Payable-Related Party                                           4,104          4,104
  Accrued Expenses                                                       121,249        118,499
  Convertible Debenture                                                  135,000        135,000
  Current Portion of Long-Term Liabilities                               132,319        190,623
                                                                     -----------    -----------

Total Current Liabilities                                                401,952        479,017
                                                                     -----------    -----------

Long Term Liabilities
  Notes Payable - Related Party                                          130,717        183,637
  Notes Payable                                                           19,195         22,635
  Less Current Portion                                                  (132,319)      (190,623)
                                                                     -----------    -----------

Total Long Term Liabilities                                               17,593         15,649
                                                                     -----------    -----------

    Total Liabilities                                                    419,545        494,666
                                                                     -----------    -----------

Stockholders' Equity
  Common Stock Class A, authorized 100,000,000 Shares of $.001 Par
    value, Issued and Outstanding 32,588,550 and 12,216,550 shares        32,689         12,217
  Common Stock Class B, authorized 1,000,000 shares of no
    par value, issued and outstanding 700,000                                 --             --
  Additional Paid in Capital                                           1,262,178      1,018,961
  Subscriptions Receivable                                                (3,250)        (3,250)
  Deficit Accumulated During the Development Stage                    (1,551,979)    (1,434,441)
                                                                     -----------    -----------

Total Stockholders' Equity                                              (260,362)      (406,513)
                                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity                       $   159,183    $    88,153

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For the three months ended           For the six months ended
                                           June 30,         June 30,          June 30,          June 30,
                                            2004              2003              2004              2003
                                        ------------      ------------      ------------      ------------
Revenues                                $     52,008      $     15,410            74,199            28,526

Cost of Sales                                 38,846               592            64,025                43
                                        ------------      ------------      ------------      ------------

Gross Profit                                  13,162            14,818            10,174            28,483
                                        ------------      ------------      ------------      ------------

Operating Expenses
  General & Administrative                    13,897             9,114            36,359            21,286
  Office Salaries                             20,367                --            28,371                --
  Rent                                         9,079             8,605            18,158            17,211
  Insurance                                    3,137             2,061             9,093             3,508
  Travel and Lodging                           5,052               611             6,387             1,661
  Payroll Taxes                                2,202                 8             3,078                 8
  Depreciation and Amortization                7,820            14,638            15,640            29,276
                                        ------------      ------------      ------------      ------------

    Total Operating Expenses                  61,554            35,037           117,086            72,950
                                        ------------      ------------      ------------      ------------

Operating Income (Loss)                      (48,392)          (20,219)         (106,912)          (44,467)
                                        ------------      ------------      ------------      ------------

Other Income (Expense)
  Interest expense                            (5,119)           (5,324)          (10,626)          (12,541)
                                        ------------      ------------      ------------      ------------

    Total Other Income (Expense)              (5,119)           (5,324)          (10,626)          (12,541)
                                        ------------      ------------      ------------      ------------

Net Income (Loss)                       $    (53,511)     $    (25,543)     $   (117,538)     $    (57,008)
                                        ============      ============      ============      ============

Net Income (Loss) Per Share             $      (0.00)     $      (0.00)     $      (0.01)     $      (0.00)
                                        ============      ============      ============      ============

Weighted Average Shares Outstanding       22,243,990        12,580,591        20,786,270        12,580,591
                                        ============      ============      ============      ============

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the six months ended
                                                                    June 30,
                                                          ---------------------------
                                                            2004              2003
                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

  Net Income (Loss)                                       $(117,538)        $ (57,008)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                             15,640            29,276
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable             (16,107)           19,412
     (Increase) Decrease in Inventory                            38            (3,288)
     Increase (Decrease) in Accounts Payable                (21,511)              647
     Increase (Decrease) in Accrued Expenses                  2,750            11,419
                                                          ---------         ---------

  Net Cash Provided(Used) by Operating Activities          (136,728)              458
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

  Purchases of Property and Equipment                        (4,616)               --
                                                          ---------         ---------

  Net Cash Provided (Used) by Investing Activities           (4,616)               --
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

  Cash received from issuance of stock                      263,689                --
  Payments made on Notes Payable-Related Party              (52,920)               --
  Principal payments on long-term debt                       (3,440)           (4,420)
                                                          ---------         ---------

  Net Cash Provided(Used) by Financing Activities           207,329            (4,420)
                                                          ---------         ---------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              65,985            (3,962)
                                                          ---------         ---------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  12,677             4,158
                                                          ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  78,662         $     196
                                                          =========         =========

Cash Paid For:
  Interest                                                $   4,517         $   2,514
                                                          =========         =========
  Income Taxes                                            $      --         $      --
                                                          =========         =========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004


GENERAL
-------

Communications Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

STOCKHOLDERS' EQUITY
--------------------

On April 26, 2004, the Company amended the articles of incorporation to increase the number of authorized shares of Class A common stock to 100,000,000 shares, and Class B common stock to 1,000,000 shares. The par value of the Class A common stock remained at $0.001 per share, and the Class B common stock remained at no par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending June 30, 2004, our revenues increased $ 36,598, a 237% increase in the amount from the comparable three month period ending in fiscal 2003. This follows a 70% increase in revenues reported in March 31, 2004, for a half year revenue increase of 160%.

We show operating income running at a loss of $48,392 for the Second Quarter of 2004 while we operated at a loss of $20,219 in the comparable period ending in 2003.

Total operating expenses for the three months ended June 30, 2004 was $61,554 compared to $35,037.00 for the first quarter ended in 2003 or an increase of approximately 78% for the three months ended June 30, 2003. The increase during the first and second quarter ending June 30, 2004 is the result of increased operating costs due to adding new employees and ramping up on new projects, and for expenses related to a private offering of our shares. Increasing project work and new billings are being realized as projected.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At June 30, 2004 we have an accumulated deficit of $1,551,979 and the report of our independent auditor on our audited financial statements at December 31, 2003 contained a going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has again seen a significant increase in bookings of 250% for the current quarter and we expect this to continue well into the future with new regional and national clients. New clients added, with work completed in the third quarter include the Essex County Courts, Video Arraignment System that initially provides video arraignment between the new Essex Count Correction Facility and Essex County Court Building. The system will be expanded to other county and municipal court locations. The company, additionally, completed the consulting for Ingersoll-Rand's new Corporate Headquarters for all Cable Television distribution, media and video conference systems and consulting for all communications infrastructure (telephone/data/video), intercom, page, master clock, auditorium media and special systems for Ramsey Junior High School, Ramsey, New Jersey.

The programming phase of upgrading the TeleWriter Corporation's TeleWriter-AGS (Advanced Graphics System) software for computing collaboration, has been completed. In house Quality Control and Beta site testing has commenced on the software. The release date of September is still being held firm. The company has used a portion of the proceeds it has raised through a Regulation S offering of the Company's shares to fund the Fall and Winter show schedule, rap up on hiring TeleWriter Corporation Employees and promotion of the software to the existing client base and into the corporate, educational and commercial market.

With the expansions done in the first quarter of 2004, our internal systems should be current for at least two years before new upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. The company will be using revenues from the Regulation S Offerings it has engaged into, to fund the final packaging, initial marketing and roll out of the new TeleWriter-AGS System. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including Carl Ceragno, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
Our registration statement on Form SB-2, file number 333-45870 was declared effective by the Securities and Exchange Commission (SEC) on May 8, 2002. Since NASD, on or about November 6, 2003, approved our move to the Over the Counter Bulletin Board, to date, there has been little activity in the trading of the stock. We have not received any proceeds from the sale of these shares. It is unknown how many shares have been sold by our shareholders.

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

A Regulations S offering has been executed by the company on or about February 28, 2004, with Pacific Continental Securities, London, England. The Company has begun raising funds under this agreement, as planned, in the third quarter.

A Regulations S offering had been executed by the company on or about March 18, 2004, with Esprit Administrative Services Private Limited, Hyderabad, India. Due to non-performance, the Company cancelled the agreement with Esprit.

For the Quarter ending June 30, 2004, the company realized $175,608 in net proceeds in Regulation S offering.

On or about July 23, 2004, the company was approved by the State of Nevada to change the Par Value of the Company's preferred stock from No Par, to .0001 per share. All other articles pertaining to Preferred Stock remain unchanged.

On or about July 26, 2004 the company formally notified the Berlin Bremen Stock Exchange of our request to be delisted from the Berlin stock exchange. The company firmly intends to pursue formal legal action against the Berlin Bremen Stock Exchange if they fail to comply. This action is being taken in the interest of protecting shareholders and share value of the company stock.

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

                                                COMMUNICATIONS RESEARCH, INC.

Dated: June 30, 2004                            By:/s/ Carl Ceragno
                                                   -----------------------
                                                    Carl Ceragno, President