Form 10QSB
period 2004-09-30
COMMUNICATIONS RESEARCH INC
filed 2004-11-12
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, there were 80,207,931 outstanding shares of Class A common stock, par value $0.001 and 700,000 outstanding shares of Class B common, having a par value of .0001, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended September 30, 2004

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

                         Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                     September 30,  December 31,
                                                                        2004            2003
                                                                     -----------    -----------
                                                                     (Unaudited)
Current Assets
  Cash                                                               $   366,404    $    12,677
  Accounts Receivable                                                     74,065         25,112
  Inventory                                                                4,946          4,960
                                                                     -----------    -----------

Total Current Assets                                                     445,415         42,749
                                                                     -----------    -----------

Property & Equipment, Net                                                 40,697         40,416
                                                                     -----------    -----------

Other Assets
  Deposits                                                                 4,988          4,988
                                                                     -----------    -----------

    Total Assets                                                     $   491,100    $    88,153
                                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                   $     1,753    $    30,791
  Accounts Payable-Related Party                                           4,104          4,104
  Accrued Expenses                                                       124,939        118,499
  Convertible Debenture                                                  135,000        135,000
  Current Portion of Long-Term Liabilities                                98,407        190,623
                                                                     -----------    -----------

Total Current Liabilities                                                364,203        479,017
                                                                     -----------    -----------

Long Term Liabilities
  Notes Payable - Related Party                                           96,668        183,637
  Notes Payable                                                           17,456         22,635
  Less Current Portion                                                   (98,407)      (190,623)
                                                                     -----------    -----------

Total Long Term Liabilities                                               15,717         15,649
                                                                     -----------    -----------

    Total Liabilities                                                    379,920        494,666
                                                                     -----------    -----------

Stockholders' Equity
  Common Stock Class A, authorized 100,000,000 Shares of $.001 Par
    value, Issued and Outstanding 32,588,550 and 12,216,550 shares        65,789         12,217
  Common Stock Class B, authorized 1,000,000 shares of no
    par value, issued and outstanding 400,000                                 --             --
  Additional Paid in Capital                                           1,679,001      1,018,961
  Subscriptions Receivable                                                (3,250)        (3,250)
  Deficit Accumulated During the Development Stage                    (1,630,360)    (1,434,441)
                                                                     -----------    -----------

Total Stockholders' Equity                                               111,180       (406,513)
                                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity                       $   491,100    $    88,153
                                                                     ===========    ===========

                          COMMUNICATIONS RESEACH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        For the three months ended      For the nine months ended
                                      September 30,  September 30,    September 30,    September 30,
                                           2004          2003             2004            2003
                                      ------------    ------------    ------------    ------------

Revenues                              $     27,243    $     16,152         101,442          44,678

Cost of Sales                               33,197              --          97,222              43
                                      ------------    ------------    ------------    ------------

Gross Profit                                (5,954)         16,152           4,220          44,635
                                      ------------    ------------    ------------    ------------

Operating Expenses
  General & Administrative                  18,628             (75)         54,987          21,211
  Office Salaries                           16,075              --          44,446              --
  Rent                                      10,437           8,606          28,595          25,817
  Insurance                                 10,461           4,161          19,554           7,669
  Travel and Lodging                         3,627             853          10,014           2,515
  Payroll Taxes                              1,233              --           4,311               8
  Depreciation and Amortization              7,820          14,638          23,460          43,913
                                      ------------    ------------    ------------    ------------

    Total Operating Expenses                68,281          28,183         185,367         101,133
                                      ------------    ------------    ------------    ------------

Operating Income (Loss)                    (74,235)        (12,031)       (181,147)        (56,498)
                                      ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest expense                          (4,146)         (5,720)        (14,772)        (18,261)
                                      ------------    ------------    ------------    ------------

    Total Other Income (Expense)            (4,146)         (5,720)        (14,772)        (18,261)
                                      ------------    ------------    ------------    ------------

Net Income (Loss)                     $    (78,381)   $    (17,751)   $   (195,919)   $    (74,759)
                                      ============    ============    ============    ============


Net Income (Loss) Per Share           $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                      ============    ============    ============    ============


Weighted Average Shares Outstanding     38,336,598      12,580,591      21,475,357      12,580,591
                                      ============    ============    ============    ============

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                       ------------------------
                                                         2004          2003
                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                    $(195,919)     $ (74,759)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                          23,460         43,913
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable          (48,953)        21,554
     (Increase) Decrease in Inventory                         14         (3,288)
     Increase (Decrease) in Accounts Payable             (29,038)        (3,147)
     Increase (Decrease) in Accrued Expenses               6,440         16,617
                                                       ---------      ---------

  Net Cash Provided(Used) by Operating Activities       (243,996)           890
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of Property and Equipment                    (23,741)            --
                                                       ---------      ---------

  Net Cash Provided (Used) by Investing Activities       (23,741)            --
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash received from issuance of stock                   713,612             --
  Cash proceeds from debt financing                           --          2,000
  Payments made on Notes Payable-Related Party           (86,969)            --
  Principal payments on long-term debt                    (5,179)        (4,350)
                                                       ---------      ---------

  Net Cash Provided(Used) by Financing Activities        621,464         (2,350)
                                                       ---------      ---------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          353,727         (1,460)
                                                       ---------      ---------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               12,677          4,158
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 366,404      $   2,698
                                                       =========      =========

Cash Paid For:
  Interest                                             $   5,963      $   2,854
                                                       =========      =========
  Income Taxes                                         $      --      $      --
                                                       =========      =========

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


GENERAL
-------

Communications Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending September 30, 2004, our revenues increased $11,091, a 69% increase in the amount from the comparable three month period ending in fiscal 2003. For the nine month period ended September 30, 2004 our revenues were up by 227% over the same period of 2003.

We show operating income running at a loss of $74,235 for the third Quarter of 2004 while we operated at a loss of $12,031 in the comparable period ending in 2003. With the third quarter work load excessive as it was, a number of major projects in process were not invoiced due to delayed completions or missed stage payments. The majority of the invoicing for the third quarter is being released in the fourth quarter with normal invoicing cycles to bring the end of year totals even higher than normal for the quarter and year.

Total operating expenses for the three months ended September 30, 2004 was $185,367 compared to $101,133 for the same three month period ended in 2003 or an increase of approximately 83%. The increase during the third quarter ending September 30, 2004 is the result of increased operating costs due to adding new employees on payroll and ramping up on the TeleWriter Corporation subsidiary, completing and packaging the software system for introduction into the market on October 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At September 30, 2004 we have an accumulated deficit of $1,630,360 and the report of our independent auditor on our audited financial statements at December 31, 2003 contained a going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets. Current cash and assets have increase to $445,415 from $42,749 at the close of 2003.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has again seen a significant increase in bookings in the third quarter and we expect this to continue well into the future with new regional and national clients. Our current backlog of work takes us into September 2006.

The programming phase of upgrading the TeleWriter Corporation's TeleWriter-AGS (Advanced Graphics System) software for computing collaboration has been completed. The software has been released for display and exhibition at five trade shows in October. The company has used a portion of the proceeds it has raised through a Regulation S offering of the Company's shares to fund the Fall and Winter show schedule, hiring TeleWriter Corporation Employees and promotion of the software to the existing client base and into the corporate, educational and commercial market.

With the expansions done in the first quarter of 2004, our internal systems should be current for at least two years before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. The company will be using revenues from the Regulation S Offerings it has engaged into, to fund the final packaging, initial marketing and roll out of the new TeleWriter-AGS System. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including Carl Ceragno, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

A Regulations S offering had been executed by the company on or about July 1, 2004, with Starz Investments, Ltd., Belize City, Belize. The Company has begun raising funds under this agreement, as planned, in the third quarter.

A Regulations S offering has been executed by the company on or about August 4, 2004, with Bonham Investments, Ltd. of Port Louis, Mauritius. . The Company has begun raising funds under this agreement, as planned, in the third quarter.

For the Quarter ending September 30, 2004, the company realized $420,608 in net proceeds in Regulation S offering.

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

                                                 COMMUNICATIONS RESEARCH, INC.

Dated: September 30, 2004                        By:/s/ Carl Ceragno
                                                 ------------------------
                                                 Carl Ceragno, President