Form 10-K
period 2004-12-31
COMMUNICATIONS RESEARCH INC
filed 2005-03-31
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                                     For the fiscal year ended December 31, 2004
                                                     Commission File No. 0050069

                          COMMUNICATIONS RESEARCH, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                 NEVADA                                    22-2991753
     --------------------------------                  -------------------
     (State or other jurisdiction of)                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ             07430
         ------------------------------------------          ----------
               (Address of principal offices)                (Zip Code)

       Registrant's telephone number, including Area Code: (201) 684-0880
                                                           --------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $94,859

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

Number of shares outstanding of registrant's Common Stock, as of December 31, 2004 was 104,081,670 shares

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

         We presently design, develop, and provide construction management for audiovisual, video conference, structured cabling and data communications systems that process, display and transmit video, audio and data. We have two autonomous internal divisions. Our core business is Special Systems Consulting that provides clients with design, development, bid specifications, cost consulting and project management of audio, video, data, and communications systems. Our Systems Integration Division is a boutique design-build operation, for special clients, to provide turnkey design, develop and act as general contractor to install sophisticated data, audio, video and communications systems.

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

         In 2002, the company decided to phase out our line of PC Based desktop video conferencing products. Our line of video conferencing products that featured our proprietary Visual-EZ and Communicator products will be frozen and only existing client systems shall continue to be supported. This decision was made as the cost to maintain compliance with new PC operating systems and evolving International Standards compliance was not justified by revenues generated from sales. The company does own, and will continue to support and develop, the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system and has made an agreement to resell and support the Polycom series of products.

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

DESCRIPTION OF OUR BUSINESS SEGMENTS

         SPECIAL SYSTEMS CONSULTING DIVISION.
         ------------------------------------

         We offer an array of consulting services as; full system design/specification service, configuration, program development, cost consulting, system certification testing, installation management and technical support. Our Communications Consulting operations begins with a discussion with the client's management team to review the client's current requirements and assess their current and future needs. Existing systems are tested, documented and mapped to aid in the diagnosis of problems, potential problem areas and to determine what part of existing systems, if any, can be recovered and incorporated into a client's new and improved design. A programming review is conducted with the client to determine actual requirements and budget constraints. A functional design and implementation plan is established based upon the budget, current and projected needs, of the client. Upon approval of our preliminary plans, a full design is prepared with construction details and specifications for the client to bid the project. After award to successful bidder, our engineers and project managers; coordinate, manage and test the system through completion, as part of the second phase support program.

         SYSTEMS INTEGRATION DIVISION.
         -----------------------------

         We, through our Systems Integration Division, provide our clients with sophisticated communications solutions designed to fulfill their strategic needs. We provide the knowledge and experience necessary for the deployment of both analog and digital, voice and video technology. We have been providing the development, design, integration and support of large scale security, surveillance, audio/visual, professional video and computer/network systems since 1989. Our Systems Integration Division accounts for approximately 25% of our business. This division has no foreign operations and no material foreign sales.

         Capital equipment, supplies, materials and installation labor used by our System Integration Division are supplied by various manufacturers, vendors and sources. We believe that the various components, parts and equipment used by our Systems Integration Division are readily available from a diverse assortment of suppliers. The company strives to be vendor independent, allowing us to design solutions that fit the client's needs and are correct to meet project goals defined. This eliminates the need for us to maintain an excessive level of inventory. Installation labor on large projects is bid to contract installers know to provide high quality workmanship that meets our standards and goals. The elimination of any one supplier would not have a material effect on our ability to design and install systems.

         GOVERNMENT BUSINESS.
         --------------------

         We are qualified and registered to do business with all branches of the federal government. Our location provides us with a strategic advantage when bidding on projects for federal, state and local governments in the Middle Atlantic region

         In June 1999, we were approved as a New Jersey State DPMC (Department of Property Management and Construction) Communications Consultant. In June; 2003, upon performance review the per-project cap was increased to $1,500,000.00 value per project. This is a contract renewed every two years, and will be renewable on or before expiration by June 30, 2005, upon review of performance and scope of projects completed. In November of 2004, the company was cleared as a NJSCC approved communications consultant to directly provide K-12 schools engineering and consulting service. We have been awarded projects for engineering and consulting services under New Jersey DPMC status as a state qualified consulting firm. The company has elected to continue working with K-12 schools through our close association with State approve Architectural firms we have continuing professional relations with. No assurances can be given that any additional projects will be awarded to us pursuant to this contract.

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

         On February 17, 2004, we were qualified by the New Jersey Commerce & Economic Growth Commission for school construction projects that fall under Management Interventions, Inc., for the State of New Jersey. To date the company has not received any consulting projects of significance from this state affiliation

         RECENTLY COMPLETED PROJECTS.
         ----------------------------

         Our Systems Special Systems Consulting or System Integration Division is currently working on the following governmental or public projects:

                  Ramapo College of New Jersey, Mahwah, NJ
                  Dater School, Jr. High School, Ramsey, NJ
                  NJEdge, new Statewide College and University Network Sussex Community College, Sussex, NJ
                  City of Lodi, Lodi, NJ
                  Ingersol-Rand Corporate Headquarters, Montvale, NJ Kennelon Schools, Kennelon, NJ

         We have enjoyed business relationships with the following architectural and engineering firms:

                  H2L2 Partners, Philadelphia, PA

                  GBQC Architects, Philadelphia, PA
                  LAN Associates, Inc. Midland Park, NJ and Goshen, NY Seyffer & Koch Architectural Group, Glen Rock, NJ SNS Partnership, Montvale, NJ

         Current government, education and public projects represent approximately 75 percent of our revenues. However, one large system project in either the public or private sector could dramatically change this percentage. Recently with the economic climate, many large projects have been suspended or cancelled with reductions in funding for higher education in the State of New Jersey.

MARKETING AND SALES STRATEGY.

         We focus our sales and marketing efforts on developing strategic alliances with equipment manufacturers ("OEMs"), Architects and service providers. This permits us to act as a vendor for the OEM, Architectural Firm or service provider, sub-contracting our engineering, integration and project management into the OEM's products, Architects Specifications or other service provider's scope of work. We rely on the sales efforts of the sales professionals employed by our business affiliates. This philosophy allows us to function without the added burden of a large direct sales force. Additionally, we directly market our services to Fortune 500 companies, federal, state and local governments, the military, Department of Defense, courts and education institutions. The company has become a boutique consulting engineering firm and engineering contractor with its diverse understanding and competency, providing a broad range of technology solutions.

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

ADVERTISING AND PROMOTION

         The Company launched an updated TeleWRITER Corporation website in 2004 which provides potential clients with detailed capability and technical information about TeleWRITER-AGS, its principle product. The WEB address of the new site is either www.telewriterags.com or www.telewriter-ags.com. We have engaged American Internet to establish and host an on-line ordering for TeleWRITER products and updates, when reasonable, for better client notification and easier ordering.

         The Company WEB site is under revision and will provide information on the Engineering Consulting and Systems Integration divisions of the company. The WEB address for that site is www.cri-inc.biz , with the former address www.vistele.com, still remaining in operation at least through the end of 2005.

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

         The primary advertising medium used to attract new clients shall be advertisement placement in trade publications, placed in strategic issues, as convention and exhibition issues. The Company will place increased emphasis in 2005 on expanding its advertising, public relations and investor relations strategies for both the company and Tele-Writer. The Company will continue to expand its advertising efforts as we anticipate our sales and marketing spending will grow dramatically in 2005. The Company also plans to promote specific technologies or completed projects in trade publications. The company has received a considerable amount of exposure from previously being featured in System Contractor News. We plan to continue this method of exposure and marketing.

DOCUMENTATION AND QUALITY ASSURANCE.

         Truly effective communications systems require easy and inexpensive maintenance. Maintenance costs are reduced by employing accurate and easy to use documentation. We diagrammatically and functionally detail the construction and wiring of each system we design and identify, track, and map all cable runs and devices utilized in a system. Performance test results and certification runs are compiled and documented to provide quality assurance. In 2004 the company replaced aging Windows 98 workstations with new Windows XP systems, Microsoft Office 2003, and Microsoft Project. We provide complete sets of prints reflecting cable runs, equipment location and functional interconnect details for all systems that it engineers and installs. The company added a new AutoCad 2004 station and its first Architectural Desktop system, by Autodesk, for development and design, including upgrading the existing two AutoCad 2000 stations to AutoCad 2004.

         Our mapping documentation becomes a most useful maintenance tool. Documentation is supplied on CD's that can be readily modified. When clients are unable to provide digitized floor plans of their facility, we can scan and digitize any floor plan into an AutoCad file for an additional fee. We believe that the use of our documentation and quality assurance strategies will provide our clients with significant savings as our mapping decreases the amount of time that technicians need to maintain the systems that we design and commission.

         We own and maintain an inventory of test and measurement equipment for the daily requirements of our business. Additional testing equipment is acquired to support special project requirements on a case by case basis. All such testing and measurement equipment is re-calibrated every six months to traceable National Bureau of Standards sources. In 2005, the company has plans to continue to replace all equipment greater than three years old and add additional test equipment to meet current testing standards.

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

         While some of the companies' professional development costs are funded from our operating revenues, much of our research and development costs are performed under contract and paid for by our clients. In such events, we own the rights to the fruits of such research and development and our clients have the unlimited but non-exclusive use of the technology or design that we have developed for them. Most development projects are to solve a specific client problem, with no commercial viability, there is always the potential some specific solutions could become reoccurring revenue streams.

MARKET SEGMENTS SERVED.

         We have offered our consulting services in connection with video conference/distant learning, large scale security/surveillance, audio/visual media display/retrieval, professional video and communications/networking projects. Our systems have been geared towards the following applications:

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

         We have successfully designed and implemented high level security/surveillance systems for museums, colleges, casinos and high security military installations. Recently our services have been sought after by various local municipalities and state agencies to provide a new generation of high end visual surveillance system to meet objectives and directives as outlined in the Homelands Security Bill, approved November 2002 and the `Safe Street Act'. While the events of September 11th have negatively impacted business for us and most American companies, in its aftermath it has opened opportunity to provide 21st century Technology to meet expanded security needs.

         Provisions of the Homeland Security Bill provides:

                  o Establishment of new Transportation Security Administration (TSA) within the Department of Transportation under the Aviation and Transportation Security Act. This Act significantly changes the way transportation security will be performed and managed in the United States. This new administration was chartered to secure critical and strategic assets as 10,000 FAA facilities, pipelines, railroad and highway bridges, Ports, highways and railroads. TSA's initial budget for 2004 was 4.8 Billion dollars and is continuing to be funded by the federal government.

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

         The company has been successful in completing the design and providing the specifications that meet the needs of a number of regional junior and senior high schools to replace its aging telephone infrastructure with a unified system that immediately provides, telephone, intercom, paging and master clock, with ability to transparently include distributed data and video in all offices and classrooms. This solution provides a cost effective unified system immediately with the capability to add value added features at significantly reduced cost to the school district compared to older systems. This advanced system provides automated operation with up to, 300 telephone, 380 speakers and 250 clocks. Only a few years ago it would have required the procurement and installation of three independent, autonomous propriety systems that could not inter-operate seamlessly.

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

VISUAL PRODUCTS DIVISION.
-------------------------

         In 2002, the company completed the phase out of our line of PC Based desktop video conferencing products and Visual Products Division. Our company shall maintains a suitable supply of replacement parts in inventory to meet any servicing or repair needs of the existing client base. Our proprietary Visual-EZ and Communicator products have been frozen and only existing client systems shall continue to be supported at the level of system software of the original system purchased.

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

         TeleWRITER-AGS OPERATING SYSTEM SOFTWARE. The TeleWRITER operating system software was the custom operating interface for the Visual series of products. This collaboration software was developed by Optel Communications, Inc., Syosset, NY ("Optel"). We acquired all rights to the TeleWRITER-AGS (Advanced Graphics System) system software in 1999. This software was assigned by us, to a wholly owned subsidiary, TeleWRITER CORPORATION, INC., in exchange for 51% of the common stock in the subsidiary as well as a perpetual license to use the software as we deem appropriate. The remainder of stock in TeleWRITER Corporation, Inc. under the laws of the state of Nevada in September 1999, is independently held by our President, Carl Ceragno.

TeleWRITER CORPORATION
----------------------

         The TeleWRITER product has evolved since its inception by Optel in 1982. TeleWRITER was the first audio graphic collaboration software system and in the mid 1990's captured almost 60% of the collaboration market. TeleWRITER is a client based product with a capability of having up to 32 users share and access documents, resources and computing programs. In point to point operation the software provided in band, face to face audio and video of participants. In multipoint mode the conference required a simultaneous multipoint bridge telephone conference with full graphic and annotation T.120 functionality over an IP network. The principal feature of the TeleWRITER-AGS operating system is its powerful white boarding, graphics and collaboration package. All uses in a conference require the PC client software installed and operating on the PC.

         The company recognizes the T.120 Transport Protocol and H.323 audio and video compression standard used in the TeleWRITER-AGS are on the down side of their life expectancy as useable standards with potentially at lease three usable years remaining. The company has recognized this and for that reason has begun a development effort to replace T.120 with SIP for a transport Protocol and MPEG-4 for compression algorithm.

         After almost a year of development and testing, TeleWRITER Corporation released Version 3.0 of the TeleWRITER-AGS operating system, the first major revision and update to the software in five years since the former release of Version 2.15 In 1998. Since the software was released for the market in October 2004, the company has embarked on a very aggressive show and exhibition schedule to bring the product before the industry in an attempt to re-establish its presence in the collaborative computing market. Recently in February 2005, TeleWRITER Corporation released its first variation in what will become a family of products. The product is a standalone white boarding software product at $200.00 per client copy to compete with the $2,000.00+ hardware white boarding solutions. The new white boarding product revives an old product name by Optel, called VideoWRITER.

         NEW PRODUCT DEVELOPMENT.
         ------------------------

         We focused our efforts in 2004 to update the operating system and further enhance its features by building an internal software development team of programmers directly engaged by the company with the knowledge and ability to revise the software to meet current operating system compatibility requirements.

         The company had engaged Mr. Jeffery Cone of Tampa Florida in 2003 in an operational management and sales capacity. With his background as a programmer and software development project manager, Mr. Cone assembled a software development team with the programming and computing resources available in the Tampa area to successfully complete the needed upgrades and enhancements to our software. The Tampa Area offers many attractive advantages for relocation of the company. The company recently narrowed its search for a permanent office location for TeleWRITER Corporation to the North Tampa area and signed a two year lease for a 755 sq. ft. space to provide two executive offices, conference room, utility room and reception demonstration area. The build-out of the space is anticipated to be completed no later than June 1, 2005.

         The location will serve as general operating offices for TeleWRITER Corporation. TWC General Manager, Jeff Cone, the software development team and customer support will operate out of this location. The Carrollwood Executive Center is located in the North Tampa, Carrollwood Section, on Dale Mabry

Highway, a major North/South commercial artery through Tampa. The office complex is a short commute for the existing staff and management, with its strategic location and excellent highway access. It allows easy access to all resources of the region and is situated very close to Tampa International Airport. In this location, we will need to retain the services of one or more technical and customer support employees to provide technical assistance and support to potential clients and end users.

         In 2004 TeleWRITER Corporation hired Mr. Bill B. Davis in the capacity of Federal and GSA sales Director. Since his engagement Mr. Davis has aggressively gone forward in the sales and marketing of the TeleWRITER AGS software system and has been give the additional responsibility of corporate sales. Further, Mr. Davis is coordinating the company's initiative to acquire products that are synergetic with TeleWRITER or enhance its features for specific markets or applications.

         The company raised the bar in establishing the industry standard with its MultiMedia Authoring tool for automating classroom and meeting preparation; and recently, in mid-March, added a Digital Streaming Recorder to capture the class or meeting session in AVI or MPEG2 video standard. This new capability includes an editing tool for authoring courseware to a DVD, uploading to a streaming WEB server or to an archival library server.

         The Company engaged the Ruddick International Group, Denver Colorado, as management consultants in January 2005. The first project for the Ruddick Group was to evaluate the TeleWRITER Corporation marketing and business plan. The group completed a comprehensive evaluation of the operations and prepared a business and marketing plan adapted by the company, with an executive summary in the form of a Power Point Graphic presentation. A full copy of that presentation is included herein, as an attachment to this annual report.

         The TeleWRITER software system is widely used by many federal, educational and corporate clients. The product potentially can recapture the market it lost due to inactivity. The new release is future compatible, with modern era computing operating systems and software. It has been revised consistent with current programming philosophy with development of a core engine, with modules that can be mixed and readily modified for meeting different needs and applications.

         TeleWRITER software holds the potential of shaping the direction of the market and shifting the role that collaborative computing will have on the way people share information and communicate in group settings. The TeleWRITER product line, with a universal product, holds a potential paralleling the market served by Adobe. Adobe has made the Adobe Acrobat Reader a standard. It is a software that is available for every computer and PDA. Similarly, the TeleWRITER engine represents a capability that should be in every computer, while holding the potential of serving a range of robust and unique, industry-specific collaborative communications computing needs. The company will be developing a free, lite version with reduced capability of full licensed version that will be freely distributed and provided to PC manufactures for distribution with their products.

         Trends points to the opportunity reflected by companies seeking desktop solutions to their real-time, interactive multi-media collaborative communication requirements. Recent growth and momentum marked by the eLearning and collaborative computing market has reached a stage of maturity to where the demand for more is creating much activity and opportunity among competitors. New buzzwords mark the distinctive's and niches being targeted: Collaborative Computing", "satellite distance learning," "web-conferencing," "online communities," "collaborative learning," "knowledge sharing" represent only the tip of the iceberg.

         Competition - TeleWRITER Corporation
         ------------------------------------

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

EMPLOYEES

         As of December 31, 2004, we had 6 full-time employees, none of whom are employed pursuant to the terms of an employment agreement. We also engage independent contractors and contract workers on an as-needed basis for the installation of the systems that we design and engineer. The number of independent contracts utilized by us for the installation of our systems is directly proportionate to the amount of business that our Systems Integration Division is conducting. In 2005 we anticipate to increase the number of our permanent employees, primarily in software development, technical and marketing positions in the TeleWRITER Subsidiary. None of our employees or independent contractors are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

CASH REQUIREMENTS

         It is anticipated that we will require expenditures for salaries, professional fees, office and facility lease payments and general operating expenses over the next six months, which in the aggregate should not exceed $175,000.00. We believe that we will be able to satisfy our cash requirements, for both working capital and product development purposes, during the next six months from funds generated from our operations, and that of TeleWRITER Corporation. However, no assurance is given that we will not be required to raise additional funds to satisfy our working capital and other needs either privately or in a subsequent public offering of our securities.

         In our core business of communications consulting, when pricing a particular project, we usually require an advance payment of 33% to 50% of the project's purchase price. Client's generally make negotiated progress payments thereafter. Advance payments and ensuing progress payments may not be sufficient to continuously fund our operations during the course of large system integration projects that we undertake, resulting in gaps in the cash flow necessary to complete the project. Internally generated cash flow from our other projects may not be sufficient to fill these gaps. To insure adequate cash flow and the ability to pursue larger projects, we have in place an asset based loan agreement with a commercial lender that permits us to draw up to 80% of a client's purchase order up to $1,000,000.00. We cannot undertake large system general contracting projects without this loan facility. While we believe that we can continue to rely upon the availability of this loan facility, we cannot give any assurances that this loan facility will be available to us in the future or whether we will be able to replace it if it is terminated.

ADDITIONAL INFORMATION

         The Company filed our the SEC a registration statement on Form SB-2 under the Securities Act of 1933 with respect to the common stock that we are registering. Our SEC registration became effective May 8, 2002. The company was cleared by NASD and assigned the trading symbol CRHI. The company was cleared to commence trading on or about May 5, 2003. The Company posted a Bid/Ask on the Over the Counter Pink Sheets on or about October 21, 2003 and on or about November 6, 2003, was authorized to trade on the Over the Counter Bulletin Board. On or about November 29, 2004 the company was approved to increase its Class A shares authorized to 160,000,000 and Class B shares authorized to 2,000,000.

         The Company is a fully reporting company and all filings and accompanying exhibits, may be inspected and copied at the principal offices of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549, and at any of the 12 regional offices of the SEC around the country. Copies of all or any part of this registration statement may be obtained at prescribed rates from the SEC's Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20545 or by calling the SEC at 1-800 SEC-0330. The SEC also maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

         When we qualify statements in this document with the word "believe", unless otherwise indicated, we are basing our belief on the knowledge and experience of our personnel and advisors. Statistical information included in this prospectus has been obtained by us from publications we deem reliable and with which we have no relationship.

ITEM 2.  DESCRIPTION OF PROPERTY

         Communications Research currently occupies approximately 2,850 square feet of space at 67 Ramapo Valley Road, Suite 103, Mahwah, New Jersey 07430 for our corporate and administrative offices under a lease expiring on October 31, 2006 and requiring $2,868.54 monthly rent subject to annual escalations. We believe that our current space is suitable for our current and projected needs over the next ten month period and we have no current plans to lease additional space for the Company.

         The lease requires the Company to bear, in addition to the basic rent, the costs of utilities, insurance, and certain maintenance costs.

         With TeleWRITER Corporation gaining momentum in the market, the company recently signed a lease for 766 sq. ft. in the Carrollwood Executive Center, 13902 North Dale Mabry Highway, Tampa, Florida $1,043 per month which includes all utilities. The company selected the Tampa/Clearwater area of Florida as it offers many advantages and resource opportunities for a `high tech' software company as TeleWRITER. The Company will continue to use our Mahwah Location as the headquarters for TeleWRITER Corporation, and Federal/GSA sales will remain in Hampton, Virginia. It is anticipated that a west coast presence and operation will be established potentially by winter 2006. While no definite location has been selected at this time, the company is exploring all possibilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

         On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol CRHI. Our Class A shares have been recognized and traded on the NASD Over the Counter Bulletin Board since October 21, 2003. We hope to establish a market for said shares. Our securities have traded recently in a range of . 04 (low)-.14 (high) cents per share since trading commenced.

HOLDERS.

         As of December 31, 2004, there were approximately 1215 shareholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We have been principally focused upon our core business of communications consulting and the TeleWRITER operations. Management believes that our TeleWRITER subsidiary will be instrumental to increasing our revenues. We believe that we are on the right path towards sustained profitability as our revenues increase. However, we cannot be certain that we will be able to do so. To the extent that we cannot achieve and maintain profitability, we will require additional financing to continue our operations.

RESULTS OF OPERATIONS.

         Revenues We booked total revenues of $149,468 for the year ending December 31, 2004, as compared to revenues $94,859 for the prior year. Resources normally used productively for income producing work were redirected to launch TeleWRITER sales and marketing to reintroduce the product into the marketplace.

         While we increased our revenues 58% over the prior year, the total fell short of expected level due to redirecting principle executive staff to assist in launching the TeleWRITER product.

         Gross profit Our gross profit was approximately 14% for the year ended December 31, 2004, as compared to approximately 86% for fiscal 2003. The decrease in our gross profit was the result of system projects requiring contract support labor to fill in, creating a lesser overall markup than using in house consulting and engineering resources.

         Operating Expenses While our revenues were up from 2003 by approximately 58% overall, our operating expenses have only increased approximately 5% from $244,777 for the year ending December 31, 2003, to $257,190 for the year ending December 31, 2004. The minimal increase in total operating expenses for 2004 reflects our efforts to control costs and expenses.

         Operating Loss We have not shown a net profit for a calendar year as an independent company to date. While our operating losses have increased from $162,883 as of December 31, 2003 to $235,571 as of December 31, 2004, due
largely to funding the rollout of TeleWRITER Corporation therefore increasing operating expenses. Over the past years, our executive officers have been loaning us funds to finance our losses over the last several years. No money has been advanced in 2004 as the Regulation S stock offering provided suitable reserves until profitability is achieved.

         Cash and cash Equivalents Total cash as of December 31, 2004 was $203,519 as compared to $12,677 as of December 31, 2003. Total accounts receivable as of December 31, 2004 was $150,650, of which CRI direct business accounts receivable portion increased to $48,608 from $25,112 as of December 31, 2003 and $102,048 from TeleWRITER Corporation. Total current assets increased to $366,052 as of December 31, 2004 from $42,749 at December 31, 2003 as a result of our increased revenues, mainly in the fourth quarter.

         Current Liabilities Our current liabilities have decreased approximately 12% from $494,666 as of December 31, 2003 to $131,903 as of December 31, 2004. Our Total Liabilities for notes payable to related parties decreased from to $183,637 to $37,244 on December 31, 2004, which is currently due our president and secretary. The company does not show the intellectual property asset value of the TeleWRITER software system that was purchased for ..01 cents on a dollar, or the amount of $150,000 as defined in Auditor Note 10, representing an asset valued at $1,500,000. With the product released the intellectual value can be re-evaluated and verified.

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

         The company will continue replacing aging office and data processing equipment. CRI has provided funding to TeleWRITER Corporation to purchase additional demonstration equipment for shows. Additionally we require additional technical testing equipment to install and maintain state of the art electronic systems and equipment. If the company is unable to purchase this equipment it will be unable to effectively compete in the markets it has defined.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2003 we have an accumulated deficit of $1,495,153, compared to $1,434,441 at December 31, 2003 and the report from of our independent auditor on our audited financial statements at December 31, 2003 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts.

         We have adequate working capital for the near term. We will continue to be reliant on loans from our officers or proceeds of sale of stock to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital through our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ADDITIONAL CAPITALIZATION

         The Company has entered into four Regulation S agreements for the sale of restricted securities off-shore. The regulation stock sale allows the Company to sell stock equity in the company to raise needed revenue for the capitalization of the Company and initially seed the roll out of the new Tele-WRITER products. This method of capitalization was attractive to the company as it did not require the considerably high expense to register company stock for sale and institute a full public offering. Further the shares of stock can not be registered or be eligible for sale for a period of one year after initial purchase. The company feels this will be more than adequate time to build our revenues and stock value that it will not dilute current shareholders share price on the open market or equity position.

         A Regulations S offering has been executed by the company on or about January 15 2004, with West Bay Consulting of Barcelona, Spain. The Company has been raising funds under this agreement.

         A Regulations S offering has been executed by the company on or about March 18, 2004, with EsPRIT, Dilsukhnagar Hyderabad, 500060 India and begun raising funds in the later part of December 2004.

         A Regulations S offering had been executed by the company on or about July 1, 2004, with Starz Investments, Ltd., Belize City, Belize. The Company has been raising funds under this agreement.

         A Regulations S offering has been executed by the company on or about August 4, 2004, with Bonham Investments, Ltd. of Port Louis, Mauritius. . The Company has been raising funds under this agreement.

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

ITEM 7.  FINANCIAL STATEMENTS.

         SEE ATTACHMENT 1. AUDITORS FINANCIAL STATEMENT

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                       AGE           POSITIONS HELD
-------------------        ---           ---------------------------------
Carl R. Ceragno            58            Director, President and Treasurer
Lawrence S. Hartman        39            Director and Vice President
Almajean O'Connor          55            Secretary

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last five (5) fiscal years:

NAME AND                                 ANNUAL COMPENSATION                       LONG TERM COMPENSATION
-----------------------   -----------------------------------------------  --------------------------------------
  PRINCIPAL POSITION         YEAR          SALARY       BONUS     OTHER     STOCK     SAR's      LTIP     OTHER
  ---------------------   ---------     -------------  --------  --------  --------  --------  --------  --------
  Carl R. Ceragno              2000     $   21,000.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
  President & Treasurer        2001     $   16,400.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2002     $        0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2003     $        0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2004     $        0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------

  Lawrence S. Hartman          2000     $        NONE  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
  Vice President               2001     $        NONE  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2002     $        NONE  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2003     $        NONE  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2004     $        NONE  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------

  Almajean O'Connor            2000     $    5,500.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
  Secretary                    2001     $   13,900.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2002     $      800.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2003     $        0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------
                               2004     $   50,000.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00  $   0.00
                          ---------     -------------  --------  --------  --------  --------  --------  --------

TERMS OF OFFICE.

         Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTORS' COMPENSATION

         No compensation has been paid to any directors for service in such capacity in the past. Directors may be reimbursed for expenses incurred while attending Board and committee meetings. Board of Directors intends to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors. Non-employee directors will be issued 25,000 shares of common stock as compensation for their participation as Board Members in 2004. Out of pocket expenses shall continue to be paid to all independent directors to travel to Board and committee meetings.

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

PERCENTAGE OF TOTAL SHARES

TITLE OF                                                NO. OF  Percentage of
CLASS                           NAME & ADDRESS          SHARES    Ownership
-------------------------       -------------------    ---------   ------

Class A Common                  Lawrence S. Hartman    1,305,000     1.25%
                                                       ---------   ------

Class A Common                  Almajean O'Connor      1,473,700      1.4%
                                                       ---------   ------

Class A Common                  Carl R. Ceragno        5,817,000      5.5%
                                                       =========   ======
All Officers and  Directors as
a Group  (3 Individuals)                               8,595,700     8.25%
                                                       ---------   ------

Class B Common                  Carl R. Ceragno        2,000,000    100.0%
                                                       ---------   ------

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

         Carl R. Ceragno, our president, and Alma Jean O'Connor, our secretary, have been funding our ongoing losses. Mr. Ceragno has outstanding loans to us in the amount of $39,244 as of December 31, 2004 and Ms, O'Connor has outstanding loans to us in the amount of $15,694, as of December 31, 2004.

         The loans from Mr. Ceragno have been used to pay salaries and other operating expenses. These loans are demand loans and are not evidenced by promissory notes and may be called by Mr. Ceragno and Ms. O'Connor, as the case may be, at any time.

         Ms. O'Connor's and Mr. Ceragno's loan accrue interest at the rate of 7% per annum. The balance of Mr. Ceragno's loan does not accrue interest. Additionally, we received loans of $7,050 from an entity controlled by Mr. Ceragno during 1999. A portion of that amount has been paid back and the remaining outstanding amount totals, $4,279.

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

         Pursuant to our agreement to acquire the Optel/TeleWRITER AGS software, we paid CSTI-Outreach Technology the sum of $150,000.00 of which $15,000.00 was advanced by Carl R. Ceragno, our President as a loan to TeleWRITER Corporation. During 2004, after repeated attempts to locate CSTI, the Company has determined to consider the debt forgiven. The Company had been accruing interest at the rate mentioned above, and had accrued a total of $55,320. Therefore, after 5 years of trying to locate the creditor for payment, the Company has written off principal and interest in the amount of $135,000 and $55,320, respectively.

         RECENT DEVELOPMENTS

         The company has executed and instituted two Regulation S offers to raise needed operating capital as defined herein

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

 1.     Risk Factors

 2. Audited financial report of company by Chishlom, Bierwolf & Nilson, L.L.C., North Salt Lake City, Utah

31.1    Certification of Principal Executive Officer

31.2    Certification of Principal Executive Officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adpoted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1 Power Point Presentation, Executive Summary TeleWRITER Business and Marketing Plan


(b)  Reports on Form 8-K

The Company filed two reports on Form 8-K to date in 2004 as follows.

February 10, 2004 change of Auditor notification Pursuant To Section 13 Or 15(D) of the Securities and Exchange Act Of 1934, and on March 17, 2004 For Registration of Certain Classes of Securities Pursuant to Section 12(g) of the Securities exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS RESEARCH, INC.

Date: March 31, 2004                          By: /s/ Carl R. Ceragno
                                                  -------------------
                                                  Carl R. Ceragno

                                   EXHIBIT 1


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

         We currently estimate that we will require between $ 300,000.00 and $350,000.00 in operating capital over the next 12 months to remain in business. Substantial expenditures will be required to enable us to pursue large projects, expand our services, further develop our proprietary software, and market our software product and services. The level of expenditures required for these activities will depend in part upon changes in technology and whether we develop and market our products and services independently or with others through collaborative arrangements. Our future capital requirements will also depend on one or more of the following factors: market acceptance of our products; the extent and progress of our research and development programs; the costs involved in filing, protecting and enforcing intellectual property claims; competing technological and market developments; and the costs of marketing our services. Our capital requirements will also depend largely on how aggressive we are in expanding our revenues and managing our expenses.

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

CONTROL OF OUR MANAGEMENT BY OUR PRESIDENT COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO GOVERN OUR AFFAIRS.

         Carl R. Ceragno, our president, owns all of our issued and outstanding Class B shares as well as 5,690,000 of our Class A shares. He will have voting control of our management. Mr. Ceragno will be able to continue to determine and direct our affairs and policies and will effectively control virtually all matters requiring approval by our stockholders, including the amendments of the Articles of Incorporation, the election of directors, and the approval of mergers or similar transactions. As a result, shareholders will not be able to replace management even if they determine that we are being managed ineffectively.

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

THE LOSS OF ONE OF OUR THREE MAJOR CUSTOMERS OR A DECREASE IN THE BUSINESS THAT WE DO WITH ANY ONE OF THEM COULD NEGATIVELY AFFECT OUR BUSINESS

         We are dependent upon a small number of our customers as well as a small number of systems sales for a substantial portion of our revenues. For the fiscal years ending December 31, 2000 and December 31, 2001, sales of integration services to 1 client accounted for approximately 50% of our operating revenues. While our client base has increased in 2003 the loss of any one of our larger clients or a diminution in sales to any one of them could have a significant long term negative effect on our business.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE

         Future sales of substantial amounts of common stock in the public market could adversely affect market prices of our common stock. There are approximately 104,081,670 Class A Shares issued and outstanding as of December 31, 2004, from the 160,000,000 authorized by the company. There will be approximately 8,957,500 non-affiliate shares Class A Shares of common stock that will be freely tradeable without restriction or further registration under the Securities Act, unless held by our "affiliate" as that term is defined in Rule 144 under the Securities Act ("Rule 144"), which shares will be subject to the resale limitations of Rule 144. Of the Class A Shares 3,957,500 of said shares will be deemed "restricted securities" under Rule 144 and may not be sold unless they are registered under the Securities Act or unless an exemption from registration, such as the exemption provided by Rule 144, is available.

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

                          COMMUNICATIONS RESEARCH, INC.

                              Financial Statements

                           December 31, 2004 and 2003

                                 C O N T E N T S


Accountants' Report ......................................................  3

Balance Sheets ...........................................................  4

Statements of Operations .................................................  6

Statements of Stockholders' Equity........................................  7

Statements of Cash Flows .................................................  8

Notes to the Financial Statements ........................................  9

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Communications Research, Inc.:


We have audited the accompanying balance sheets of Communications Research, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communications Research, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 21, 2005

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                                                     December 31,   December 31,
                                                                        2004           2003
                                                                     -----------    -----------
                                     ASSETS
                                     ------

Current Assets
  Cash                                                               $   203,519    $    12,677
  Accounts Receivable                                                    150,650         25,112
  Prepaid Expenses                                                         4,813             --
  Interest Receivable                                                      2,124             --
  Inventory                                                                4,946          4,960
                                                                     -----------    -----------
Total Current Assets                                                     366,052         42,749
                                                                     -----------    -----------
Property & Equipment, Net                                                 40,457         40,416
                                                                     -----------    -----------
Other Assets
  Note Receivable - Related Party                                        200,000             --
  Deposits                                                                 4,988          4,988
                                                                     -----------    -----------
Total Other Assets                                                       204,988          4,988
                                                                     -----------    -----------
    Total Assets                                                     $   611,497    $    88,153
                                                                     ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                                   $     5,418    $    30,791
  Accounts Payable-Related Party                                           4,104          4,104
  Accrued expenses                                                        71,021        118,499
  Convertible debenture                                                       --        135,000
  Current portion of long-term liabilities                                46,542        190,623
                                                                     -----------    -----------
Total Current Liabilities                                                127,085        479,017
                                                                     -----------    -----------
Long Term Liabilities
  Notes payable - related party                                           39,244        183,637
  Notes payable                                                           15,694         22,635
  Less current portion                                                   (46,542)      (190,623)
                                                                     -----------    -----------
Total Long Term Liabilities                                                8,396         15,649
                                                                     -----------    -----------
    Total Liabilities                                                    135,481        494,666
                                                                     -----------    -----------
Commitments                                                                   --             --

Stockholders' Equity
  Preferred Stock, authorized 100,000,000 Shares of $.0001 Par
    value, Zero Issued and Outstanding                                        --             --
  Common Stock Class A, authorized 160,000,000 Shares of $.001 Par
    value, Issued and Outstanding 90,316,815 and 12,216,550 shares       104,081         12,217
  Common Stock Class B, authorized 2,000,000 shares of $.0001
    par value, issued and outstanding 400,000                                 --             --
  Additional Paid in Capital                                           2,431,713      1,018,961
  Subscriptions receivable                                              (147,547)        (3,250)
  Deficit Accumulated During the Development Stage                    (1,912,231)    (1,434,441)
                                                                     -----------    -----------
Total Stockholders' Equity                                               476,016       (406,513)
                                                                     -----------    -----------
    Total Liabilities and Stockholders' Equity                       $   611,497    $    88,153
                                                                     ===========    ===========


   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations


                                               For the Year Ended
                                                  December 31,
                                          ----------------------------
                                              2004            2003
                                          ------------    ------------
Revenues                                       149,468          94,859

Cost of Sales                                  127,849          12,965
                                          ------------    ------------
Gross Profit (Loss)                             21,619          81,894

Operating Expenses
General and administrative expenses            142,932          98,286
Office salaries                                423,019          40,800
Rent                                            38,149          34,580
Insurance                                       25,142           9,802
Travel and lodging                              13,252           4,273
Depreciation and amortization                   31,774          57,036
                                          ------------    ------------
    Total Operating Expenses                   674,268         244,777
                                          ------------    ------------
Net Operating Income (Loss)                   (652,649)       (162,883)
                                          ------------    ------------
Other Income(Expense)
  Interest Income                                3,458              --
  Interest Expense                             (18,919)        (22,127)
  Write-off of Debt                            190,320              --
                                          ------------    ------------
    Total Other Income(Expense)                174,859         (22,127)
                                          ------------    ------------
Net Income (Loss)                         $   (477,790)   $   (185,010)
                                          ============    ============
Net Income (Loss) Per Share               $      (0.02)   $      (0.01)
                                          ============    ============
Weighted Average Shares Outstanding         25,625,416      12,580,591
                                          ============    ============










   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                       Statements of Stockholders' Equity
                 From January 1, 2003 through December 31, 2004

                                                         Common Stock
                                      --------------------------------------------
                                               Class A                 Class B         Additional
                                      -----------------------    ------------------     Paid-In       Accumulated   Subscriptions
                                         Shares       Amount      Shares     Amount     Capital        (Deficit)      Receivable
                                      -----------    --------    -------    -------    ----------     ------------    ---------
  Balance, January 1, 2003             12,580,591    $ 12,581    400,000    $    --     $  807,037    $ (1,249,431)   $  (3,250)

  Cancellation of shares               (5,116,541)     (5,116)        --         --          5,116

  Issuance of Common Stock
  for services at $.04                  1,187,500       1,187         --         --         46,313              --

  Issuance of Common Stock
  for salaries at $.04                  1,020,000       1,020         --         --         39,780              --

  Issuance of Common Stock
  to satisfy payables at $.11             400,000         400         --         --         43,977              --

  Issuance of Common Stock
  to satisfy officer loans at $.35        150,000         150         --         --         52,350              --

  Issuance of Common Stock
    for services at $.01                1,600,000       1,600         --         --         14,400

  Issuance of Common Stock
  for cash at $.04 and $.02               395,000         395         --         --          9,988              --

Net Loss for the year ended
  December 31, 2003                            --          --         --                                  (185,010)          --
                                      -----------    --------    -------    -------    -----------    ------------    ---------
Balance, December 31, 2003             12,216,550    $ 12,217    400,000    $    --    $ 1,018,961    $ (1,434,441)   $  (3,250)

Shares issued for cash pursuant
  to a Regulation S offering at
  $.19 per share                          150,000         150         --         --         28,350              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.08 per share                          205,000         205         --         --         16,195              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.07 per share                        1,520,000       1,520         --         --        104,880              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.06 per share                        5,635,000       5,635         --         --        332,465              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.05 per share                        5,777,000       5,777         --         --        283,073              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.04 per share                       15,257,143      15,257         --         --        595,029              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.03 per share                        3,545,000       3,545         --         --        102,805              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.02 per share                       12,866,854      12,867         --         --        244,470              --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.01 per share                       33,144,268      33,144         --         --        298,299              --

Costs of Issuance                              --          --         --         --     (1,136,847)             --

Shares issued for Compensation
  at $.07 per share                     5,050,000       5,050         --         --        348,450              --

Shares issued for Services at
  $.04 per share                        1,500,000       1,500         --         --         58,500              --

Shares issued for Cash at $.02
  per share                             7,214,855       7,214         --         --        137,083              --     (144,297)

Net Loss for the year ended
  December 31, 2004                            --          --         --         --             --        (477,490)          --
                                      -----------    --------    -------    -------    -----------    ------------    ---------
Balance, December 31, 2004            104,081,670    $104,081    400,000    $    --    $ 2,431,713    $ (1,911,931)   $(147,547)
                                      ===========    ========    =======    =======    ===========    ============    =========

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                              For the years ended
                                                                  December 31,
                                                            ----------------------
                                                               2004        2003
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                         $(477,790)   $(185,010)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                               31,774       57,036
     Write-off of Long-term Debt                             (135,000)          --
     Shares issued for Services                               413,500      104,300
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable              (125,538)      (3,085)
     (Increase) Decrease in Prepaid Expenses                   (4,813)          --
     (Increase) Decrease in Interest Receivable                (2,124)          --
     (Increase) Decrease in Inventory                              14        1,409
     Increase (Decrease) in Accounts Payable                  (25,373)      (1,714)
     Increase (Decrease) in Accrued Expenses                  (47,870)      21,317
     Increase (Decrease) in Accouts payable-related party          --         (175)
                                                            ---------    ---------
  Net Cash Provided(Used) by Operating Activities            (373,220)      (5,922)
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Loaned for Note Receivable                            (200,000)          --
  Purchases of Property and Equipment                         (31,425)          --
                                                            ---------    ---------
  Net Cash Provided (Used) by Investing Activities           (231,425)          --
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Stockholder Loan                                   --       43,639
  Payment on long-term debt                                  (151,332)     (39,581)
  Proceeds from Issuance of common stock                      946,819       10,383
                                                            ---------    ---------
  Net Cash Provided(Used) by Financing Activities             795,487       14,441
                                                            ---------    ---------












   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)


                                                  For the years ended
                                                      December 31,
                                                  --------------------
                                                     2004       2003
                                                  ---------   --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     190,842      8,519
                                                  ---------   --------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          12,677      4,158
                                                  ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 203,519   $ 12,677
                                                  =========   ========

Cash Paid For:
  Interest                                        $   8,119   $    757
                                                  =========   ========
  Income Taxes                                    $      --   $     --
                                                  =========   ========

Non-Cash Activities:

Shares issued for Services and wages              $ 413,500   $104,300
                                                  =========   ========
Shares issued for officer debt conversion         $      --   $ 52,500
                                                  =========   ========
Shares issued for payable satisfaction            $      --   $ 44,375
                                                  =========   ========













   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


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

         B.   Revenue Recognition

         The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.


         C.   Earnings (Loss) Per Share

                                                                   Loss              Shares            Per Share
                                                                (Numerator)       (Denominator)         Amount
                                                              ---------------   -----------------  ----------------
         For the year ended December 31, 2004
           Income (Loss) to common stockholders               $     (477,790)   $      25,625,416  $          (.02)
                                                              ===============   =================  ================

         For the year ended December 31, 2003:
           Income (Loss) to common stockholders               $     (185,010)   $      10,855,981  $          (.02)
                                                              ===============   =================  ================

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         C.   Earnings (Loss) Per Share

         The following is the calculation for weighted-average common shares used in basic and dilutive net loss per common share:

                                                                         For the Year Ended
                                                                            December 31
                                                                        2004         2003
                                                                    -----------   -----------
         Common shares outstanding during the entire period          12,216,550    12,580,591
         Weighted-average common shares issued during
           the period                                                13,408,866    (1,724,610)
                                                                    -----------   -----------
         Weighted-average common shares used in basic EPS            25,625,416    10,885,981
         Dilutive effects of potential common shares                         --            --
                                                                    -----------   -----------
         Weighted-average number of common shares and
           dilutive potential common stock used in diluted EPS       25,625,416    10,855,981
                                                                    -----------   -----------

         D.   Provision for Income Taxes

         No provision for income taxes has been recorded due to the net operating losses (NOL) of the Company of approximately $1,900,000. The NOL carryforward will begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income. Some of the losses will be limited due to the acquisition and change of control.

         Deferred tax assets and the valuation account are as follows at December 31, 2004 and 2003.
                                         For the Year Ended
                                            December 31
                                      ----------------------
                                        2004         2003
                                      ---------    ---------
         Deferred Tax Asset:
            NOL Carryforward          $ 650,000    $ 487,000
            Valuation Allowance        (650,000)    (487,000)
                                      ---------    ---------
              Total                   $      --    $      --
                                      =========    =========

         E.  Cash and Cash Equivalents

         The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2004 and 2003 is $31,774 and $57,036, respectively.

         G.  Inventory

         Inventory is recorded at the lower of cost or market and consists primarily of computer components and parts.

NOTE 2 - Property and Equipment

         Property and Equipment consists of the following:

                                               2004          2003
                                             ---------    ---------
         Furniture & Equipment               $  37,556    $  34,523
         Lab & test equipment                   14,977       14,977
         Software                              175,200      150,000
         Vehicles                               51,711       51,711
                                             ---------    ---------
              Total                            279,444      251,211
              Accumulated Depreciation        (238,987)    (210,795)
                                             ---------    ---------
              Net Property & Equipment       $  40,457    $  40,416
                                             =========    =========

NOTE 3 - RELATED PARTY TRANSACTIONS

         As part of being acquired by Visual Telephone International, Inc., the Company is indebted to Carl Ceragno an officer and director of the Company. The original balance owed was $150,000 bearing interest at 7%. During 2004, Mr. Ceragno did not advance any additional funds to the Company. However, in 2003 he advanced an additional $31,659. During the years ended 2004 and 2003 Mr. Ceragno was paid back $144,391 and $81,209, respectively. The balance at December 31, 2004 and 2003 is $17,708 and $162,099, respectively.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         During the year ended December 31, 2000, Alma Jean O'Connor, an officer, loaned the Company $19,410. The note bears interest at 7% and is due upon demand. The balance due at December 31, 2004 and 2003 is $9,558 and $9,558, respectively.

NOTE 4 - LONG-TERM LIABILITIES

         Notes payable related party is detailed as follows:

                                                                                     2004       2003
                                                                                  ---------  ---------
         Note payable to an officer & director bears interest
           at 7%, payable upon demand, unsecured note                             $  17,708  $ 162,099

         Note Payable to a director and shareholder
           non-interest bearing, due on demand                                       11,980     11,980

         Note payable to an officer, bears interest at 7%,
           payable upon demand, unsecured note                                        9,558      9,558
                                                                                  ---------  ---------
              Total Notes payable related party                                   $  39,246  $ 183,637
                                                                                  ---------  ---------
         Notes Payable is as follows:
           Note payable to a corporation, bears interest at 1.9%, monthly payments due of $608 through October 2006,
           secured by a vehicle.                                                  $  15,694  $  22,635

           Note payable to a bank, bears interest at 8.5%,
           installments due monthly of $331 through September
           2004, secured by a vehicle                                                    --      7,116
                                                                                  ---------  ---------
              Total Notes Payable                                                    15,694     22,635
                                                                                  ---------  ---------
              Total Long-Term Liabilities                                         $  54,940  $ 206,272
                                                                                  ---------  ---------
         Less current portion of:
           Notes payable - related party                                          $  39,246  $ 183,637
           Notes payable                                                              7,296      6,986
                                                                                  ---------  ---------
           Total current portion                                                     46,542    190,623
                                                                                  ---------  ---------
         Net Long Term Liabilities                                                $   8,398  $  15,649
                                                                                  =========  =========
         Future minimum principal payments on notes payable related party are as follows:

           2005                                                                   $  39,246
                                                                                  ---------
           Total notes payable-related party                                      $  39,246
                                                                                  =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 4 - LONG-TERM LIABILITIES (Continued)

         Future principal payments on notes payable are as follows:

                  2005                          $  7,296
                  2006                             8,398
                                                --------
                      Total                     $ 15,694
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

         Future minimum operating lease payments are as follows:

                  2005                          $ 34,428
                  2006                            28,690
                                                --------
                      Total                     $ 63,118
                                                ========

         Legal Proceedings

         Under the terms of the reorganization, VTI has assigned to the Company all of its rights to a lawsuit captioned VTI vs. Michael O'Brien Pickens and the Pickens Venture Group, Case No. 97-2969(JWB) and filed in the United States District Court. On August 26, 1999, the Company was granted a summary judgment against Pickens in the amount of $415,000 plus legal fees. On January 25, 2001, Michael O'Brien Pickens filled a petition of personal bankruptcy under chapter 7 of the United States cod in U.S. Bankruptcy Court. Upon review by the Bankruptcy Court, they denied a request for summary judgment in favor of the Company, and on June 18, 2001, the debt to the Company was discharged. The Company has recourse against the Pickens Venture Group, Inc. and the Pickens Group, co-defendants in the lawsuit, however no assurances can be given that the remaining defendants in this case can be located and would be able to satisfy any award of damages. The Company has therefore not recorded a receivable in connection with the judgment due to the uncertain ability to collect.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to continue to implement their marketing strategy to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income in the coming year. With the increase in revenues, management believes they will have sufficient funds to support operations for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                           2004                    2003
                                 ----------------------   ---------------------
                                  Carrying      Fair       Carrying      Fair
                                   Amount       Value       Amount       Value
                                 ---------    ---------   ---------    ---------
         Cash & Equivalents      $ 203,519    $ 203,519   $  12,677    $  12,677
         Long - Term Debt           54,938       54,938     206,272      206,272


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

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 9 -      STOCKHOLDERS EQUITY (Continued)

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

         During the year ended December 31, 2004, the Company issued a total of 78,100,265 shares of common stock at per share prices from $.01 to $.19 per share. Accordingly, common stock and additional paid-in-capital have been charged $78,100 and $868,719, respectively. Additional paid-in-capital has been presented net of costs of acquisition in the amount of $1,136,847.

         On February 25, 2004, the Company issued 5,050,000 shares of common stock at $.07 per share, for compensation to management. Accordingly, common stock and additional paid-in-capital have been charged $5,050 and $348,450, respectively.

         On March 24, 2004, the Company issued 1,500,000 shares of common stock for services rendered on behalf of the Company. The shares were valued at $.04 per share.

         During 2004, the Company issued a total of 7,214,855 shares for cash at a price of $.02 per share pursuant to a Regulation S offering. At December 31, 2004, the cash had not yet been received for this amount of shares issued. As such, subscriptions receivable has been charged with the total value of the shares of $144,297. Subsequent to year end $946,819 in cash had been received related to these subscriptions. Subscriptions receivable has been properly shown as a negative component of stockholders' equity.

NOTE 10 - CONVERTIBLE DEBENTURES

         On November 17, 1999, the Company entered an agreement to purchase software from Communication Systems Technology, Inc. (CSTI). Pursuant to the purchase agreement the company paid $15,000 cash and became indebted to CSTI for $135,000. Principal and interest on the note is currently due, bears interest at 8%, and is secured by the software. The note is convertible into shares of common stock, upon registration of the Company's stock. The conversion rate is 80% of the average trading price for the common stock for the 10 trading days ending one day prior to the conversion election date.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 10 - CONVERTIBLE DEBENTURES (Continued)

         During 2004, after repeated attempts to locate CSTI, the Company has determined to consider the debt forgiven. The Company had been accruing interest at the rate mentioned above, and had accrued a total of $55,320. Therefore, after 5 years of trying to locate the creditor for payment, the Company has written off principal and interest in the amount of $135,000 and $55,320, respectively.

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 123, (Revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.