Form 10KSB/A
period 2004-12-31
COMMUNICATIONS RESEARCH INC
filed 2005-05-20
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             FORM 10-KSB AMENDMENT A

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


                           Commission File No. 0-50069
                                               -------


                          COMMUNICATIONS RESEARCH, INC.
               ---------------------------------------------------
              (Exact name of small business issuer in its charter)


           NEVADA                                              22-2991753
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ                       07430
------------------------------------------                    ----------
    (Address of principal offices)                            (Zip Code)


       Registrant's telephone number, including Area Code: (201) 684-0880
                                                           --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
           -----------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 [ X ]  Yes   [  ]  No

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

Transitional Small Business Disclosure Format (check one)    Yes [ X }  No  [  ]

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

         COMMUNICATIONS/NETWORKING.
         --------------------------

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

          TELEWRITER-AGS OPERATING SYSTEM SOFTWARE. The TeleWRITER operating system software was the custom operating interface for the Visual series of products. This collaboration software was developed by Optel Communications, Inc., Syosset, NY ("Optel"). We acquired all rights to the TeleWRITER-AGS (Advanced Graphics System) system software in 1999. This software was assigned by us, to a subsidiary, TeleWRITER CORPORATION, INC., in exchange for 51% of the common stock in the subsidiary as well as a perpetual license to use the software as we deem appropriate. The remainder of stock in TeleWRITER Corporation, Inc. under the laws of the state of Nevada in September 1999, is independently held by our President, Carl Ceragno.

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

         OPERATING EXPENSES For Communications Research individually, while our revenues were up from 2003 by approximately 58% overall, our operating expenses have only increased approximately 5% from $244,777 for the year ending December 31, 2003, to $257,190 for the year ending December 31, 2004. The minimal increase in total operating expenses for 2004 reflects our efforts to control costs and expenses. Total operating expenses reported of $674,268 or an increase of 175% reflects the salaries and compensation of employees of the TeleWRITER Corporation and value of stock issued to company employees of TeleWRITER Corporation.

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

ITEM 7. FINANCIAL STATEMENTS.

SEE ATTACHMENT 1. AUDITORS FINANCIAL STATEMENT


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                          AGE        POSITIONS HELD
-----                         ---        ---------------------------------
Carl R. Ceragno               58         Director, President and Treasurer
Lawrence S. Hartman           39         Director and Vice President
Almajean O'Connor             55         Secretary

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

         Almajean M. O'Connor. Almajean M. O'Connor has served as our corporate secretary since May of 1999. She has been employed by us as our office manager since November of 1996. From November of 1987 to November of 1996, Ms. O.'Connor had been employed as a legal secretary and legal assistant with the law firm of Hannoch Weisman, Roseland, New Jersey. While Ms. O'Connor has not earned a four year degree, she has attended Atlantic County Community College, Mays Landing, New Jersey, where she had taken computer science classes.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last five (5) fiscal years:


NAME AND                               ANNUAL COMPENSATION                            LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------
PRINCIPAL POSITION           YEAR         SALARY         BONUS      OTHER      STOCK      SAR's     LTIP     OTHER
------------------           ----         ------         -----      -----      -----      -----     ----     -----
--------------------------------------------------------------------------------------------------------------------
Carl R. Ceragno              2000        $ 21,000.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
President & Treasurer        2001        $ 16,400.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2002              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2003              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2004              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Lawrence S. Hartman          2000             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
Vice President               2001             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2002             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2003             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2004             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Almajean O'Connor            2000        $ 5,500.00       $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
Secretary                    2001        $ 13,900.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2002        $    800.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2003        $      0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------
                             2004        $ 50,000.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
--------------------------------------------------------------------------------------------------------------------

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

PERCENTAGE OF TOTAL SHARES

--------------------------------------------------------------------------------
TITLE OF                                               NO. OF      PERCENTAGE OF
CLASS                      NAME & ADDRESS              SHARES       Ownership
-----                      --------------              ------       ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Class A Common            Lawrence S. Hartman          1,305,000        1.25%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Class A Common            Almajean O'Connor            1,473,700         1.4%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Class A Common            Carl R. Ceragno              5,817,000         5.5%
--------------------------------------------------------------------------------
                                                       =========        =====
--------------------------------------------------------------------------------
All Officers and  Directors as                         8,595,700        8.25%
a Group  (3 Individuals)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Class B Common            Carl R. Ceragno              2,000,000        100.0%
--------------------------------------------------------------------------------

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



                                           COMMUNICATIONS RESEARCH, INC.



Date: March 31, 2004                       By: /s/ Carl R. Ceragno
                                               --------------------------------
                                               Carl R. Ceragno

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

                          COMMUNICATIONS RESEARCH, INC.

                              Financial Statements

                           December 31, 2004 and 2003

                                 C O N T E N T S


Accountants' Report ..................................................... 3

Balance Sheets .......................................................... 4

Statements of Operations ................................................ 5

Statements of Stockholders' Equity ...................................... 6

Statements of Cash Flows ................................................ 7-8

Notes to the Financial Statements ....................................... 9

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

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations


                                                     For the Year Ended
                                                        December 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
Revenues                                            149,468          94,859

Cost of Sales                                       127,849          12,965
                                               ------------    ------------

Gross Profit (Loss)                                  21,619          81,894

Operating Expenses
General and administrative expenses                 496,432          98,286
Office salaries                                      69,519          40,800
Rent                                                 38,149          34,580
Insurance                                            25,142           9,802
Travel and lodging                                   13,252           4,273
Depreciation and amortization                        31,774          57,036
                                               ------------    ------------

    Total Operating Expenses                        674,268         244,777
                                               ------------    ------------

Net Operating Income (Loss)                        (652,649)       (162,883)
                                               ------------    ------------

Other Income(Expense)
  Interest Income                                     3,458              --
  Interest Expense                                  (18,919)        (22,127)
  Write-off of Debt                                 190,320              --
                                               ------------    ------------

    Total Other Income(Expense)                     174,859         (22,127)
                                               ------------    ------------

Net Income (Loss)                              $   (477,790)   $   (185,010)
                                               ============    ============

Net Income (Loss) Per Share                    $      (0.02)   $      (0.01)
                                               ============    ============

Weighted Average Shares Outstanding              25,625,416      12,580,591
                                               ============    ============






                  The accompanying notes are an integal part of
                          theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                       Statements of Stockholders' Equity
                 From January 1, 2003 through December 31, 2004

                                                        Common Stock
                                     -------------------------------------------------
                                                Class A                  Class B         Additional
                                     --------------------------    -------------------     Paid-In      Accumulated    Subscriptions
                                         Shares        Amount        Shares     Amount     Capital        (Deficit)      Receivable
                                     ------------    ----------    ----------   ------   ------------    ------------    ----------
  Balance, January 1, 2003             12,580,591    $   12,581       400,000   $   --   $    807,037    $ (1,249,431)   $   (3,250)

  Cancellation of shares               (5,116,541)       (5,116)           --       --         5,116               --            --

  Issuance of Common Stock
    for services at $.04                1,187,500         1,187            --       --        46,313               --            --

  Issuance of Common Stock
    for salaries at $.04                1,020,000         1,020            --       --        39,780               --            --

  Issuance of Common Stock
    to satisfy payables at $.11           400,000           400            --       --        43,977               --            --

  Issuance of Common Stock
    to satisfy officer loans at $.35      150,000           150            --       --        52,350               --            --

  Issuance of Common Stock
    for services at$.01                 1,600,000         1,600            --       --        14,400               --            --

  Issuance of Common Stock
    for cash at $.04 and $.02             395,000           395            --       --         9,988               --            --

Net Loss for the year ended
  December 31, 2003                            --            --            --       --            --         (185,010)           --
                                     ------------    ----------    ----------   ------   ------------    ------------    ----------

Balance, December 31, 2003             12,216,550    $   12,217       400,000   $   --   $  1,018,961    $ (1,434,441)   $   (3,250)

Shares issued for cash pursuant
  to a Regulation S offering at
  $.19 per share                          150,000           150            --       --         28,350              --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $..08 per share                         205,000           205            --       --          16,195             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.07per share                         1,520,000         1,520            --       --         104,880             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.06 per share                        5,635,000         5,635            --       --         332,465             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.05 per share                        5,777,000         5,777            --       --         283,073             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.04 per share                       15,257,143        15,257            --       --         595,029             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.03 per share                        3,545,000         3,545            --       --         102,805             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.02 per share                       12,866,854        12,867            --       --         244,470             --            --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.01 per share                       33,144,268        33,144            --       --         298,299             --            --

Costs of Issuance                              --            --            --       --      (1,136,847)            --            --

Shares issued for Compensation
  at $.07 per share                     5,050,000         5,050            --       --         348,450             --            --

Shares issued for Services at
  $.04 per share                        1,500,000         1,500            --       --          58,500             --            --

Shares issued for Cash at $.02
  per share                             7,214,855         7,214            --       --        137,083              --      (144,297)


Net Loss for the year ended
     December 31, 2004                         --            --            --       --             --        (477,490)           --
                                     ------------    ----------    ----------      ---   ------------    ------------    ----------

Balance, December 31, 2004            104,081,670    $  104,081       400,000   $   --   $  2,431,713    $ (1,911,931)   $ (147,547)
                                     ============    ==========    ==========   ======   ============    ============    ==========

                  The accompanying notes are an integal part of
                          theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                                   For the years ended
                                                                      December 31,
                                                               -------------------------
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

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)


                                                         For the years ended
                                                            December 31,
                                                     -----------------------
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

         Revenues are recognized when installation services are complete and the customer has been billed. Expenses related to the design and installation of communication systems is recognized in the period incurred.

         When customers pay up front for the design and installation of systems, revenue is recognized ratably over the period in which the related services are provided. Advanced payments are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured. The Company does not warranty any of their communication systems. However, revenue is shown net of allowance for sales returns.

         C.   Earnings (Loss) Per Share

                                                        Loss             Shares         Per Share
                                                     (Numerator)      (Denominator)      Amount
                                                     -----------       -----------      -------
         For the year ended December 31, 2004:
           Income (Loss) to common stockholders      $  (477,790)      $25,625,416      $  (.02)
                                                     ===========       ===========      =======

         For the year ended December 31, 2003:
           Income (Loss) to common stockholders      $  (185,010)      $10,855,981      $  (.02)
                                                     ===========       ===========      =======

         The following is the calculation for weighted-average common shares used in basic and dilutive net loss per common share:

                                                                          For the Year Ended
                                                                             December 31
                                                                        2004             2003
                                                                    ----------------------------
         Common shares outstanding during the entire period          12,216,550       12,580,591
         Weighted-average common shares issued during
           the period                                                13,408,866       (1,724,610)
                                                                    -----------      -----------
         Weighted-average common shares used in basic EPS            25,625,416       10,885,981
         Dilutive effects of potential common shares                         --               --
                                                                    -----------      -----------
         Weighted-average number of common shares and
           dilutive potential common stock used in diluted EPS       25,625,416       10,855,981
                                                                    -----------      -----------

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

         Deferred tax assets and the valuation account are as follows at December 31, 2004 and 2003.
                                         For the Year Ended
                                            December 31
                                     -------------------------
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

         H.  Concentrations

         Financial instruments that potentially subject Communications Research, Inc. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

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

         On November 15, 2004, the Company loaned $200,000 to a corporation whose President is the president of the Company. The receivable is unsecured and bears interest at the rate of 8 1/2 % per annum, and is due November 15, 2008. As of December 31, 2004, the total accrued interest receivable amount totaled $2,142. The note has been classified as a non-current asset because the principal payments are due along with accrued interest on November 15, 2008.

NOTE 4 - LONG-TERM LIABILITIES

         Notes payable related party is detailed as follows:

                                                                                 2004          2003
                                                                               --------      --------
         Note payable to an officer & director bears interest
           at 7%, payable upon demand, unsecured note                          $ 17,708      $162,099

         Note Payable to a director and shareholder
           non-interest bearing, due on demand                                   11,980        11,980

         Note payable to an officer, bears interest at 7%,
           payable upon demand, unsecured note                                    9,558         9,558
                                                                               --------      --------
              Total Notes payable related party                                $ 39,246      $183,637
                                                                               --------      --------

         Notes Payable is as follows:
           Note payable to a corporation, bears interest at 1.9%,
           monthly payments due of $608 through October 2006,
           secured by a vehicle                                                $ 15,694      $ 22,635

           Note payable to a bank, bears interest at 8.5%,
           installments due monthly of $331 through September
           2004, secured by a vehicle                                                --         7,116
                                                                               --------      --------

              Total Notes Payable                                                15,694        22,635
                                                                               --------      --------

                                                                                 2004          2003
                                                                               --------      --------

              Total Long-Term Liabilities                                      $ 54,940      $206,272
                                                                               --------      --------

         Less current portion of:
           Notes payable - related party                                       $ 39,246      $183,637
           Notes payable                                                          7,296         6,986
                                                                               --------      --------
           Total current portion                                                 46,542       190,623
                                                                               --------      --------
         Net Long Term Liabilities                                             $  8,398      $ 15,649
                                                                               --------      --------

         Future minimum principal payments on notes payable related party are as follows:
                  2005                                                 $39,246
                                                                       -------
           Total notes payable-related party                           $39,246
                                                                       =======

         Future principal payments on notes payable are as follows:

                  2005                                                 $ 7,296
                  2006                                                   8,398
                                                                       -------
                      Total                                            $15,694
                                                                       =======

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                          2004                        2003
                                 ----------------------      ----------------------
                                 Carrying        Fair        Carrying       Fair
                                  Amount        Value         Amount        Value
                                 --------      --------      --------      --------
         Cash & Equivalents      $203,519      $203,519      $ 12,677      $ 12,677
         Long - Term Debt          54,938        54,938       206,272       206,272

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