Form 10QSB
period 2005-03-31
COMMUNICATIONS RESEARCH INC
filed 2005-05-20
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission File Number: 0-50069

                          COMMUNICATIONS RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              22-2991753
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005, there were 107,131,730 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having a par value of .0001, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended March 31, 2005

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                                      March 31,   December 31,
                                                        2005         2004
                                                    -----------   ------------
                                                    (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                        $171,836     $203,519
     Accounts receivable, net                          185,764      150,650
     Prepaid expenses                                       --        4,813
     Inventory                                           4,946        4,946
                                                      --------     --------

         Total Current Assets                          362,546      363,928
                                                      --------     --------

PROPERTY AND EQUIPMENT, net                             33,424       40,457
                                                      --------     --------

OTHER ASSETS

     Note receivable, related party                    200,000      200,000
     Interest receivable                                 6,372        2,124
     Deposits and other assets                           4,988        4,988
                                                      --------     --------

         Total Other Assets                            211,360      207,112
                                                      --------     --------

         TOTAL ASSETS                                 $607,330     $611,497
                                                      ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,      December 31,
                                                      2005             2004
                                                  -----------      ------------
                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $     2,283      $     5,418
     Accounts payable - related parties                    --            4,104
     Accrued expenses                                  73,897           71,021
     Notes payable, current                            32,989           46,542
                                                  -----------      -----------

         Total Current Liabilities                    109,169          127,085
                                                  -----------      -----------
LONG-TERM DEBT

     Notes payable, related parties                    27,517           39,244
     Notes payable                                     13,870           15,694
     Less current portion                             (32,989)         (46,542)
                                                  -----------      -----------

         Total Long-Term Debt                           8,398            8,396
                                                  -----------      -----------

         Total Liabilities                            117,567          135,481
                                                  -----------      -----------
STOCKHOLDERS' EQUITY

     Preferred stock,
      par value $0.0001 per share;
      authorized 100,000,000
      shares; no shares issued or outstanding              --               --
     Common stock Class A,
      par value $0.001 per share;
      authorized 160,000,000
      shares; 107,131,730 and
      104,081,670 shares issued and
      outstanding, respectively                       107,131          104,081
     Common stock Class B,
      par value $0.0001 per share;
      authorized 2,000,000 shares;
      400,000 shares issued and outstanding                --               --
     Additional paid-in capital                     2,453,489        2,431,713
     Subscriptions receivable                        (130,486)        (147,547)
     Accumulated deficit                           (1,940,371)      (1,912,231)
                                                  -----------      -----------

         Total Stockholders' Equity                   489,763          476,016
                                                  -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                  $   607,330      $   611,497
                                                  ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the
                                                Three Months Ended
                                                     March 31,
                                          --------------------------------
                                              2005                 2004
                                          -------------      -------------

REVENUES                                  $      43,078      $      22,191

COST OF SALES                                    17,060             25,179
                                          -------------      -------------

GROSS PROFIT (LOSS)                              26,018             (2,988)

OPERATING EXPENSES

     General and administrative                  16,278             23,338
     Office salaries                             18,462              8,004
     Rent                                         9,788              9,079
     Insurance                                    3,648              5,956
     Travel and lodging                           2,062              1,335
     Depreciation and amortization                7,900              7,820
                                          -------------      -------------

         Total Operating Expenses                58,138             55,532
                                          -------------      -------------

NET OPERATING LOSS                              (32,120)           (58,520)
                                          -------------      -------------
OTHER INCOME (EXPENSE)

     Interest income                              4,248                 --
     Interest expense                              (268)            (5,507)
                                          -------------      -------------

         Total Other Income (Expense)             3,980             (5,507)
                                          -------------      -------------

NET LOSS                                  $     (28,140)     $     (64,027)
                                          =============      =============

BASIC LOSS PER COMMON SHARE               $       (0.00)     $       (0.00)
                                          =============      =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  105,289,198         16,144,550
                                          =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2005            2004
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $ (28,140)     $ (64,027)
Adjustments to reconcile net income loss
 to net cash provided by (used in)
 operating activities:
     Depreciation and amortization                         7,900          7,820
     Common stock issued for services rendered                --             --
Changes in operating assets and liabilities:
     Increase in accounts receivable                     (35,114)        13,708
     Increase in prepaid expenses                          4,813             --
     Increase in interest receivable                      (4,248)            --
     Increase in inventory                                    --         (4,697)
     Increase (decrease) in deposits and
       other assets                                           --         (3,553)
     Increase (decrease) in accounts payable
       and accrued expenses                               (4,363)         4,998
                                                       ---------      ---------
         Net Cash Provided by (Used in)
           Operating Activities                          (59,152)       (45,751)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                    (867)        (4,616)
                                                       ---------      ---------

         Net Cash Used in Investing Activities              (867)        (4,616)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                            (1,824)        (1,834)
     Payments on notes payable -related parties          (11,727)       (19,834)
     Proceeds from issuance of common stock               59,542             --
     Stock offering costs paid                           (54,681)            --
     Cash received on subscriptions receivable            37,026        105,569
                                                       ---------      ---------

         Net Cash Provided by Financing Activities        28,336         83,901
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                          (31,683)        33,534

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         203,519         12,677
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 171,836      $  46,211
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2005            2004
                                                       ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                                              $--          $2,807
    Income taxes                                          $--          $   --

NON-CASH FINANCING ACTIVITIES

    Common stock issued for services rendered             $--          $   --
    Common stock issued for retirement of payables        $--          $   --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months ended March 31, 2005 and 2004:

                                                       For the
                                                 Three Months Ended
                                                      March 31,
                                         -----------------------------------
                                             2005                    2004
                                         ------------           ------------
Net (loss) available to
 common shareholders                     $    (28,140)          $    (64,027)
                                         ============           ============

Weighted average shares                   105,289,198             16,144,550
                                         ============           ============

Basic loss per share (based
 on weighted average
 shares)                                 $      (0.00)          $      (0.00)
                                         ============           ============

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,940,371 at March 31, 2005 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2005, our revenues were $43,078 compared to $22,191 in the period ending March 31, 2004 an increase of $20,887, a 94% increase in the amount from the comparable three month period ending in fiscal 2004. This increase is attributable to the high volume of major project orders received at the end of the fourth quarter of 2004 and first quarter of 2005 that must go to bid in May/June time frame to meet completion schedules of projects by clients.

We show operating income running at a loss of $32,120 for the first quarter of 2005 while we operated at a loss of $58,520 in the comparable period ending in 2004. With a gross profit of $26,018 in the quarter as a result of direct operations, the loss for the quarter is attributable to salaries paid for subsidiary TeleWRITER Corporation which is expected to become profitable enough shortly to stand on it own and begin contributing operating revenue into Communications Research.

Total operating expenses for the three months ended March 31, 2005 was $58,138 compared to $55,532.00 for the first quarter ended in 2004 or an increase of less than 5% from the three months ended March 31, 2004. The minimal increase in operating expenses is attributable to a higher volume of billable work using internal and existing resources without need to ramp up with contract labor.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At March 31, 2005 we have an accumulated deficit of $1,940,371 and the report of our independent auditors on our audited financial statements at December 31, 2004 contained a going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets. Current cash and assets in the quarter ending March 31, 2005 have decreased less than 1% to $362,546 from $363,928 at the close of December 31, 2004.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has again seen a significant increase in bookings in the third quarter and we expect this to continue well into the future with new regional and national clients. Our current backlog of work takes us into June 2007.

The programming phase of upgrading the TeleWriter Corporation's TeleWriter-AGS (Advanced Graphics System) software for computing collaboration was completed in the third quarter of 2004. The software was released for demonstration and exhibition at eight major trade shows since October, 2004. The company has used a portion of the proceeds it has raised through a Regulation S offering of the Company's shares to fund the Fall and Winter and Spring show schedule, hiring TeleWRITER Corporation Employees and promotion of the software to the existing client base and into the corporate, educational and commercial market. The company participated in eight (8) major venue tradeshows and six (6) limited venue shows. The results of these effects can be seen in brand recognition and increasing product orders.

With the expansions done in the first quarter of 2005, our internal systems should be current for at least two more years before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. The company will be using revenues from the Regulation S Offerings it has engaged into, to fund the final packaging, initial marketing and roll out of the new TeleWriter-AGS System. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including Carl Ceragno, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005 (the "Evaluation Date"), which is within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, Mr. Ceragno, has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION.

RECENT DEVELOPMENTS

A Regulations S offering has been executed by the company on or about January 15 2004, with Westbay Consulting of Barcelona, Spain. This offering is still open and active.

A Regulations S offering has been executed by the company on or about March 18, 2004, with EsPRIT, Dilsukhnagar Hyderabad, 500060 India and begun raising funds in the later part of December 2004.

For the Quarter ending March 31 2005, the company realized $78,600 for the quarter and $17,969 for stock issued in December 2004 in net proceeds in Regulation S offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification Pursuant to Rule 15-d-14(a) Chief executive Officer and Chief Financial Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K  NONE

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMUNICATIONS RESEARCH, INC.

Dated: March 31, 2005                  By: /s/ Carl Ceragno
                                           ----------------
                                       Carl Ceragno, Chief Executive Office and
                                       Chief Financial Officer