Form 10KSB/A
period 2004-12-31
COMMUNICATIONS RESEARCH INC
filed 2005-07-14
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                             FORM 10-KSB AMENDMENT B

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


                   For the fiscal year ended December 31, 2004
                           Commission File No.0-50069


                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
                (Exact name of small business issuer in its charter)

                NEVADA                             22-2991753
                ------                             ----------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ            07430
     ------------------------------------------            -----
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

Aggregate market value of voting stock (A Common only) held by non- affiliates of registrant (deemed by registrant for this purpose to be neither a Director, Officer or active employee of the registrants company) computed by reference to the SB-2, AMENDMENT 4 dated May, 1, 2002, "DETERMINATION OF SHARE PRICE" sets the per share value as .35 cents per share, with 8,259,050 non- affiliate shares for an aggregate market value of $2,890,667.

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

Transitional Small Business Disclosure Format (check one) Yes [x] No [ ]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as defined in Safe Harbor under the Private Securities Litigation Reform Act of 1995. Forward- looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. The company cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

When used in this Annual Report on Form 10-KSB, "Communications Research," "we,""our," and "us" refers to Communications Research, Inc., a Nevada corporation, and our subsidiaries.

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

ITEM 7.  FINANCIAL STATEMENTS.

         SEE ATTACHMENT 1. AUDITORS FINANCIAL STATEMENT

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES.

         NONE

ITEM 8A  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of Dec 31, 2004 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last five (5) fiscal years:

                                             ANNUAL COMPENSATION                     LONG TERM COMPENSATION
NAME AND                               -------------------------------      -------------------------------------
PRINCIPAL POSITION           YEAR           SALARY        BONUS      OTHER      STOCK     SAR's    LTIP     OTHER
------------------           ----        ------------     -----      -----      -----     -----    -----    -----
Carl R. Ceragno              2000        $ 21,000.00      $0.00      $0.00      $0.00     $0.00    $0.00    $0.00
President & Treasurer        2001        $ 16,400.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2002              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2003              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2004              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
-------------------------------------------------------------------------------------------------------------------
Lawrence S. Hartman          2000             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
Vice President               2001             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2002             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2003             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2004             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
-------------------------------------------------------------------------------------------------------------------
Almajean O'Connor            2000         $ 5,500.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
Secretary                    2001        $ 13,900.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2002          $  800.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2003              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
                             2004         $50,000.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
-------------------------------------------------------------------------------------------------------------------

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

PERCENTAGE OF TOTAL SHARES

TITLE OF                                                 NO. OF    PERCENTAGE OF
CLASS                     NAME & ADDRESS                 SHARES      Ownership
--------------            -------------------          ---------   -------------
Class A Common            Lawrence S. Hartman          1,305,000        1.25%
Class A Common            Almajean O'Connor            1,473,700         1.4%
Class A Common            Carl R. Ceragno              5,817,000         5.5%
                                                       =========       ======
All Officers and
  Directors as
  a Group
  (3 Individuals)                                      8,595,700        8.25%
Class B Common            Carl R. Ceragno              2,000,000       100.0%

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

         RECENT DEVELOPMENTS

         The company has executed and instituted two Regulation S offers to raise needed operating capital as defined herein

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         1. Power Point Presentation, Executive Summary TeleWRITER Business and Marketing Plan

         2. Audited financial report of company by Chisholm, Bierwolf & Nilson, L.L.C., North Salt Lake City, Utah

         3.   Risk Factors

         31.1 Certification of Principal Executive Officer

         31.2 Certification of Principal Financial Officer

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-oxley Act of 2002

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

                                              COMMUNICATIONS RESEARCH, INC.

Date: March 31, 2004                          By: /s/ Carl R. Ceragno
                                                  -------------------
                                                  Carl R. Ceragno

                          COMMUNICATIONS RESEACH, INC.
                           Consolidated Balance Sheets

                                  ASSETS
                                                                            December 31,          December 31,
                                                                               2004                   2003
                                                                            -----------           -----------
Current Assets
  Cash                                                                      $   203,519           $    12,677
  Accounts Receivable                                                           150,650                25,112
  Prepaid Expenses                                                                4,813                    --
  Interest Receivable                                                             2,124                    --
  Inventory                                                                       4,946                 4,960
                                                                            -----------           -----------

Total Current Assets                                                            366,052                42,749
                                                                            -----------           -----------

Property & Equipment, Net                                                        40,457                40,416
                                                                            -----------           -----------

Other Assets
  Note Receivable - Related Party                                               200,000                    --
  Deposits                                                                        4,988                 4,988
                                                                            -----------           -----------

Total Other Assets                                                              204,988                 4,988
                                                                            -----------           -----------

    Total Assets                                                            $   611,497           $    88,153
                                                                            ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                          $     5,418           $    30,791
  Accounts Payable-Related Party                                                  4,104                 4,104
  Accrued expenses                                                               71,021               118,499
  Convertible debenture                                                              --               135,000
  Current portion of long-term liabilities                                       46,542               190,623
                                                                            -----------           -----------

Total Current Liabilities                                                       127,085               479,017
                                                                            -----------           -----------

Long Term Liabilities
  Notes payable - related party                                                  39,244               183,637
  Notes payable                                                                  15,694                22,635
  Less current portion                                                          (46,542)             (190,623)
                                                                            -----------           -----------

Total Long Term Liabilities                                                       8,396                15,649
                                                                            -----------           -----------

    Total Liabilities                                                           135,481               494,666
                                                                            -----------           -----------

Commitments                                                                          --                    --

Stockholders' Equity
  Preferred Stock, authorized 100,000,000 Shares of $.0001 Par
    value, Zero Issued and Outstanding                                               --                    --
  Common Stock Class A, authorized 160,000,000 Shares of $.001 Par
    value, Issued and Outstanding 90,316,815 and 12,216,550 shares              104,081                12,217
  Common Stock Class B, authorized 2,000,000 shares of $.0001
    par value, issued and outstanding 400,000                                        --                    --
  Additional Paid in Capital                                                  2,431,713             1,018,961
  Subscriptions receivable                                                     (147,547)               (3,250)
  Deficit Accumulated During the Development Stage                           (1,912,231)           (1,434,441)
                                                                            -----------           -----------

Total Stockholders' Equity                                                      476,016              (406,513)
                                                                            -----------           -----------

    Total Liabilities and Stockholders' Equity                              $   611,497           $    88,153
                                                                            ===========           ===========

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations

                                                    For the Year Ended
                                                        December 31,
                                             -----------------------------------
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

                          COMMUNICATIONS RESEARCH, INC.
                       Statements of Stockholders' Equity
                 From January 1, 2003 through December 31, 2004

                                                       Common Stock
                                  ---------------------------------------------------------
                                            Class A                  Class B          Additional
                                  ---------------------------   ------------------      Paid-In       Accumulated     Subscriptions
                                     Shares         Amount       Shares    Amount      Capital         (Deficit)       Receivable
                                  ------------   ------------   --------   ------    ------------    ------------     ------------
Balance, January 1, 2003            12,580,591   $   12,581     400,000     $--     $    807,037    $ (1,249,431)    $     (3,250)

Cancellation of shares              (5,116,541)      (5,116)         --      --            5,116              --               --

Issuance of Common Stock
  for services at $.04               1,187,500        1,187          --      --           46,313              --               --

Issuance of Common Stock
  for salaries at $.04               1,020,000        1,020          --      --           39,780              --               --

Issuance of Common Stock
  to satisfy payables at $.11          400,000          400          --      --           43,977              --               --

Issuance of Common Stock
  to satisfy officer loans at $.35     150,000          150          --      --           52,350              --               --

Issuance of Common Stock
  for services at$.01                1,600,000        1,600          --      --           14,400              --               --

Issuance of Common Stock
  for cash at $.04 and $.02            395,000          395          --      --            9,988              --               --

Net Loss for the year ended
  December 31, 2003                         --           --          --      --               --        (185,010)              --
                                  ------------   ----------     -------     ---     ------------    ------------     ------------

Balance, December 31, 2003          12,216,550   $   12,217     400,000     $--     $  1,018,961    $ (1,434,441)    $     (3,250)

Shares issued for cash pursuant
  to a Regulation S offering at
  $.19 per share                       150,000          150          --      --           28,350              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $..08 per share                      205,000          205          --      --           16,195              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.07per share                      1,520,000        1,520          --      --          104,880              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.06 per share                     5,635,000        5,635          --      --          332,465              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.05 per share                     5,777,000        5,777          --      --          283,073              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.04 per share                    15,257,143       15,257          --      --          595,029              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.03 per share                     3,545,000        3,545          --      --          102,805              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.02 per share                    12,866,854       12,867          --      --          244,470              --               --

Shares issued for cash pursuant
  to a Regulation S offering at
  $.01 per share                    33,144,268       33,144          --      --          298,299              --               --

Costs of Issuance                           --           --          --      --       (1,136,847)             --               --

Shares issued for Compensation
  at $.07 per share                  5,050,000        5,050          --      --          348,450              --               --

Shares issued for Services at
  $.04 per share                     1,500,000        1,500          --      --           58,500              --               --

Shares issued for Cash at $.02
  per share                          7,214,855        7,214          --      --          137,083              --         (144,297)


Net Loss for the year ended
     December 31, 2004                      --           --          --      --               --        (477,490)              --
                                  ------------   ----------     -------     ---     ------------    ------------     ------------

Balance, December 31, 2004         104,081,670   $  104,081     400,000     $--     $  2,431,713    $ (1,911,931)    $   (147,547)
                                  ============   ==========     =======     ===     ============    ============     ============

   The accompanying notes are an integal part of theses financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                                For the years ended
                                                                    December 31,
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

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                For the years ended
                                                                    December 31,
                                                              ------------------------
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

                                    EXHIBIT 3

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