Form 10QSB
period 2005-06-30
COMMUNICATIONS RESEARCH INC
filed 2005-08-15
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, there were 110,051,730 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having no par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.

                Form 10-QSB for the quarter ended June 30, 2005

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

                          PART I. FINANCIAL STATEMENTS


ITEM 1. FINANCIAL STATEMENTS




                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                  June 30,    December 31,
                                                    2005         2004
                                                  --------     --------
                                                       (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                    $ 14,483     $203,519
     Accounts receivable, net                       11,400       48,602
     Prepaid expenses                                   --        4,813
     Inventory                                       4,946        4,946
                                                  --------     --------

         Total Current Assets                       30,829      261,880
                                                  --------     --------

PROPERTY AND EQUIPMENT, net                         25,524       40,457
                                                  --------     --------

OTHER ASSETS

     Note receivable, related party                200,000      200,000
     Interest receivable                            10,620        2,124
     Due from related company                      300,149      102,048
     Deposits and other assets                       4,988        4,988
                                                  --------     --------

         Total Other Assets                        515,757      309,160
                                                  --------     --------

         TOTAL ASSETS                             $572,110     $611,497
                                                  ========     ========










                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                     Consolidated Balance Sheets (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                           June 30,     December 31,
                                                                                            2005           2004
                                                                                        -----------    -----------
                                                                                               (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                                                   $     5,051    $     5,418
     Accounts payable - related parties                                                          --          4,104
     Accrued expenses                                                                        73,467         71,021
     Stock deposits                                                                           7,328             --
     Notes payable, current                                                                  22,478         46,542
                                                                                        -----------    -----------
         Total Current Liabilities                                                          108,324        127,085
                                                                                        -----------    -----------
LONG-TERM DEBT

     Notes payable, related parties                                                          18,830         39,244
     Notes payable                                                                           12,046         15,694
     Less current portion                                                                   (22,478)       (46,542)
                                                                                        -----------    -----------
         Total Long-Term Debt                                                                 8,398          8,396
                                                                                        -----------    -----------
         Total Liabilities                                                                  116,722        135,481
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share; authorized 100,000,000
      shares; no shares issued or outstanding                                                    --             --
     Common stock Class A, par value $0.001 per share; authorized 160,000,000
      shares; 110,051,730 and 104,081,670 shares issued and outstanding, respectively       110,052        104,081
     Common stock Class B, par value $0.0001 per share; authorized 2,000,000
      shares; 400,000 shares issued and outstanding                                              --             --
     Additional paid-in capital                                                           2,358,992      2,431,713
     Subscriptions receivable                                                               (19,965)      (147,547)
     Accumulated deficit                                                                 (1,993,691)    (1,912,231)
                                                                                        -----------    -----------
         Total Stockholders' Equity                                                         455,388        476,016
                                                                                        -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                                        $   572,110    $   611,497
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

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the                          For the
                                                Three Months Ended                Six Months Ended
                                                    June 30,                          June 30,
                                        ------------------------------    ------------------------------
                                             2005             2004             2005             2004
                                        -------------    -------------    -------------    -------------
REVENUES                                $      13,870    $      52,008    $      56,948    $      74,199

COST OF SALES                                   8,317           38,846           25,377           64,025
                                        -------------    -------------    -------------    -------------

GROSS PROFIT (LOSS)                             5,553           13,162           31,571           10,174

OPERATING EXPENSES

     General and administrative                15,958           16,099           32,236           39,437
     Office salaries                           22,557           20,367           41,019           28,371
     Rent                                       9,791            9,079           19,579           18,158
     Insurance                                  4,286            3,137            7,934            9,093
     Travel and lodging                         2,923            5,052            4,985            6,387
     Depreciation and amortization              7,900            7,820           15,800           15,640
                                        -------------    -------------    -------------    -------------

         Total Operating Expenses              63,415           61,554          121,553          117,086
                                        -------------    -------------    -------------    -------------

NET OPERATING LOSS                            (57,862)         (48,392)         (89,982)        (106,912)
                                        -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

     Interest income                            4,542               --            8,790               --
     Interest expense                              --           (5,119)            (268)         (10,626)
                                        -------------    -------------    -------------    -------------

         Total Other Income (Expense)           4,542           (5,119)           8,522          (10,626)
                                        -------------    -------------    -------------    -------------

NET LOSS                                $     (53,320)   $     (53,511)   $     (81,460)   $    (117,538)
                                        =============    =============    =============    =============

BASIC LOSS PER COMMON SHARE             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                        =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                108,227,334       22,243,990      106,766,383       20,786,270
                                        =============    =============    =============    =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        ---------    ---------
                                                           2005         2004
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $ (81,460)   $(117,538)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                         15,800       15,640
     Common stock issued for services rendered              4,000           --
Changes in operating assets and liabilities:
     Increase in accounts receivable                       37,202      (16,107)
     Decrease in prepaid expenses                           4,813           --
     Increase in interest receivable                       (8,496)          --
     Decrease in inventory                                     --           38
     Decrease in accounts payable and accrued expenses     (2,025)     (18,761)
                                                        ---------    ---------

         Net Cash Used in Operating Activities            (30,166)    (136,728)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                         (198,101)          --
     Purchases of property and equipment                     (867)      (4,616)
                                                        ---------    ---------

         Net Cash Used in Investing Activities           (198,968)      (4,616)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                             (3,648)      (3,440)
     Payments on notes payable -related parties           (20,414)     (52,920)
     Proceeds from issuance of common stock               107,083      263,689
     Stock offering costs paid                            (85,480)          --
     Stock deposits received                                7,328           --
     Cash received on subscriptions receivable             35,229           --
                                                        ---------    ---------

         Net Cash Provided by Financing Activities         40,098      207,329
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH                          (189,036)      65,985

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          203,519       12,677
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  14,483    $  78,662
                                                        =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                            2005          2004
                                                         ---------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                        $  10,358     $   4,517
                                                         ---------     ---------
         Income taxes                                    $      --     $      --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered       $   4,000     $      --
         Common stock issued for retirement of payables  $      --     $      --















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2005 and 2004:

                                                        For the
                                                  Three Months Ended
                                                       June 30,
                                            ------------------------------
                                                 2005             2004
                                            -------------    -------------
              Net (loss) available to
               common shareholders          $     (53,320)   $     (53,511)
                                            =============    =============

              Weighted average shares         108,227,334       22,243,990
                                            =============    =============

              Basic loss per share (based
               on weighted average
               shares)                      $       (0.00)   $       (0.00)
                                            =============    =============

                                                        For the
                                                    Six Months Ended
                                                       June 30,
                                            ------------------------------
                                                 2005             2004
                                            -------------    -------------
              Net (loss) available to
               common shareholders          $     (81,460)   $    (117,538)
                                            =============    =============

              Weighted average shares         106,766,383       20,786,270
                                            =============    =============

              Basic loss per share (based
               on weighted average
               shares)                      $       (0.00)   $       (0.00)
                                            =============    =============

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 3 -      GOING CONCERN

              The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,993,691 at June 30, 2005 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending June 30, 2005, our revenues totaled $13,870, a 73% decrease in the amount from the comparable three month period ending in fiscal 2004. This follows a 23% decrease in revenues for the six months ending June 30, 2005. Second quarter revenues were down significantly due to major projects in process in the core business of Communications Research being put on hold, beyond our control, and work performed being unable to be invoiced until completion stage is meet triggering stage invoicing.

We show operating at a net loss of $53,320 for the second quarter of 2005 while we operated at a loss of $53,511 in the comparable period ending in 2004. For the first six months the company operated at a net loss of $81,460 compared to a net loss of $117,538 for the first six months of 2004. The gross profit of $5,553 in the quarter is a result of the reduction in invoices for Communications Research's services, attributable to TeleWRITER Corporation pulling Key company officer time away from the core business to manage and support the marketing, sales and client training for the TeleWRITER products. TeleWRITER Corporation is expected to become profitable enough shortly to stand on its own and begin contributing operating revenue into Communications Research.

Total operating expenses for the quarter ended June 30, 2005 was $63,414 compared to $61,554 for the second quarter ended in 2004 or a increase of approximately 3% from the three months ended June 30, 2004. The decrease in operating expenses is attributable to lower volume of billable work and assignment of resources to TeleWRITER Corporation.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At June 30, 2005 we have an accumulated deficit of $1,993,691 and the report of our independent auditors on our audited financial statements at December 31, 2004 contained an going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets. Current cash and assets in the quarter ending June 30, 2005 has increased less than 1% to $363,423 from $362,546 at the close of June 30, 2004.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has again seen an increase in bookings in the second quarter and we expect this to continue well into the future with new regional and national clients. Our current backlog of work takes us into October 2007.

The programming phase of upgrading the TeleWRITER Corporation's TeleWRITER-AGS (Advanced Graphics System) software for computing collaboration was completed in the third quarter of 2004. The software was released for demonstration and exhibition at 12 major trade shows since its release. The company has used a portion of the proceeds it has raised through a Regulation S offering of the Company's shares to fund the spring, summer and winter show schedule, hiring TeleWRITER Corporation Employees and promotion of the software to the existing client base and into the corporate, educational and commercial market. The company participated in twelve (12) major venue tradeshows and eight (8) limited venue shows. The results of these effects can be seen in brand recognition and increasing product orders.

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

To improve our financial position, a great deal of emphasis will be placed on the motivation of the TeleWRITER Corporation sales staff to book and bill new business, as well as getting existing in-house orders released, invoiced and paid. The intent shall be primarily to get a high level of cash flow moving that will allow TeleWRITER Corporation to begin paying down their debt to Communications Research and begin payment of royalties to the parent corporation for use in paying down its own debt and commencing dividends to shareholders as projected in 2006.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of June 30, 2005 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A Regulations S offering has been executed by the company on or about March 18, 2004, with EsPRIT, Dilsukhnagar Hyderabad, 500060 India This offering is still open but inactive. At this time the company has raised only a little capital on this offering.

For the Quarter ending June 30 2005, the company realized $53,070 for the quarter in net proceeds in Regulation S offerings.

On or about April 26, 2005, 200,000 shares of restricted stock was issued to Morris E. Ruddick, Ruddick International Group, in compensation for services to prepare TeleWRITER Corporation business plan.

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



                                            COMMUNICATIONS RESEARCH, INC.


Date: August 15, 2005                       By: /s/ Carl R. Ceragno
                                                ------------------------------
                                            Name:  Carl R. Ceragno
                                            Title: Chief Executive Officer
                                                   and Chief Financial Officer