Form 10QSB
period 2005-09-30
COMMUNICATIONS RESEARCH INC
filed 2005-11-15
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005
                                      -------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the
       transition period from _________________ to _________________


                         Commission File Number: 0005468


                          COMMUNICATIONS RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                             88-0427195
-------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


               67 Ramapo Valley Road, Suite 103, Mahwah, NJ 07430
           ----------------------------------------------------------
           (Address of Principal Executive Offices including zip code)


                                 (201) 684-0880
                           --------------------------
                           (Issuers Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, there were 117,997,694 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]


                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended September 30, 2005

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

                          COMMUNICATIONS RESEARCH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                   September 30,   December 31,
                                                      2005            2004
                                                    --------        --------
                                                  (Unaudited)

CURRENT ASSETS

     Cash and cash equivalents                      $ 47,868        $203,519
     Accounts receivable, net                         20,715          48,602
     Prepaid expenses                                     --           4,813
     Inventory                                         4,946           4,946
                                                    --------        --------

         Total Current Assets                         73,529         261,880
                                                    --------        --------

PROPERTY AND EQUIPMENT, net                           17,624          40,457
                                                    --------        --------

OTHER ASSETS

     Note receivable, related party                  200,000         200,000
     Interest receivable                              14,868           2,124
     Due from related company                        368,761         102,048
     Deposits and other assets                         4,988           4,988
                                                    --------        --------

         Total Other Assets                          588,617         309,160
                                                    --------        --------

         TOTAL ASSETS                               $679,770        $611,497
                                                    ========        ========






               The accompanying note are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                        September 30,  December 31,
                                                                                           2005           2004
                                                                                        -----------    -----------
                                                                                        (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                                                   $     2,680    $     5,418
     Accounts payable - related parties                                                          --          4,104
     Accrued expenses                                                                        74,868         71,021
     Stock deposits                                                                          54,758             --
     Notes payable, current                                                                  36,776         46,542
                                                                                        -----------    -----------

         Total Current Liabilities                                                          169,082        127,085
                                                                                        -----------    -----------

LONG-TERM DEBT

     Notes payable, related parties                                                          34,950         39,244
     Notes payable                                                                           10,222         15,694
     Less current portion                                                                   (36,776)       (46,542)
                                                                                        -----------    -----------

         Total Long-Term Debt                                                                 8,396          8,396
                                                                                        -----------    -----------

         Total Liabilities                                                                  177,478        135,481
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share; authorized 100,000,000
      shares; no shares issued or outstanding                                                    --             --
     Common stock Class A, par value $0.001 per share; authorized 160,000,000
      shares; 117,997,694 and 104,081,670 shares issued and outstanding, respectively       117,998        104,081
     Common stock Class B, par value $0.0001 per share; authorized 2,000,000
      shares; 2,000,000 shares issued and outstanding                                            --             --
     Additional paid-in capital                                                           2,418,396      2,431,713
     Subscriptions receivable                                                               (19,965)      (147,547)
     Accumulated deficit                                                                 (2,014,137)    (1,912,231)
                                                                                        -----------    -----------

         Total Stockholders' Equity                                                         502,292        476,016
                                                                                        -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                                        $   679,770    $   611,497
                                                                                        ===========    ===========

               The accompanying note are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the                          For the
                                                Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                        ------------------------------    ------------------------------
                                             2005             2004            2005              2004
                                        -------------    -------------    -------------    -------------
REVENUES                                $      15,508    $      27,243    $      72,456    $     101,442

COST OF SALES                                   1,205           33,197           26,582           97,222
                                        -------------    -------------    -------------    -------------

GROSS PROFIT                                   14,303           (5,954)          45,874            4,220

OPERATING EXPENSES

     Office salaries                           22,999           16,075           64,018           44,446
     Other general and administrative           8,140           44,386           72,874          117,461
     Depreciation and amortization              7,900            7,820           23,700           23,460
                                        -------------    -------------    -------------    -------------

         Total Operating Expenses              39,039           68,281          160,592          185,367
                                        -------------    -------------    -------------    -------------

NET OPERATING LOSS                            (24,736)         (74,235)        (114,718)        (181,147)
                                        -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

     Interest income                            4,290               --           13,080               --
     Interest expense                              --           (4,146)            (268)         (14,772)
                                        -------------    -------------    -------------    -------------

         Total Other Income (Expense)           4,290           (4,146)          12,812          (14,772)
                                        -------------    -------------    -------------    -------------

NET LOSS                                $     (20,446)   $     (78,381)   $    (101,906)   $    (195,919)
                                        =============    =============    =============    =============

BASIC LOSS PER COMMON SHARE             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                        =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                114,420,508       38,336,598      109,345,795       21,475,357
                                        =============    =============    =============    =============


               The accompanying note are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                           ---------      ---------
                                                              2005           2004
                                                           ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $(101,906)     $(195,919)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                            23,700         23,460
     Common stock issued for services rendered                 4,000             --
Changes in operating assets and liabilities:
     Increase in accounts receivable                          27,887        (48,953)
     Decrease in prepaid expenses                              4,813             --
     Increase in interest receivable                         (12,744)            --
     Decrease in inventory                                        --             14
     Decrease in accounts payable and accrued expenses        (2,995)       (22,598)
                                                           ---------      ---------

         Net Cash Used in Operating Activities               (57,245)      (243,996)
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                            (266,713)            --
     Purchases of property and equipment                        (867)       (23,741)
                                                           ---------      ---------

         Net Cash Used in Investing Activities              (267,580)       (23,741)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                                (5,472)        (5,179)
     Proceeds from notes payable -related parties             16,000
     Payments on notes payable -related parties              (20,294)       (86,969)
     Proceeds from issuance of common stock                  338,056        713,612
     Stock offering costs paid                              (249,103)            --
     Stock deposits received                                  54,758             --
     Cash received on subscriptions receivable                35,229             --
                                                           ---------      ---------

         Net Cash Provided by Financing Activities           169,174        621,464
                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH                             (155,651)       353,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             203,519         12,677
                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  47,868      $ 366,404
                                                           =========      =========

               The accompanying note are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                           ------------------------
                                                             2005            2004
                                                           ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                           $10,358       $   5,963
         Income taxes                                       $    --       $     --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered          $ 4,000       $     --
         Common stock issued for retirement of payables     $    --       $     --













               The accompanying note are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2005 and 2004:

                                                           For the
                                                      Three Months Ended
                                                        September 30,
                                                    2005              2004
                                               ------------      ------------
              Net (loss) available to
               common shareholders             $    (20,446)     $    (78,381)
                                               ============      ============
              Weighted average shares           114,420,508        38,336,598

              Basic loss per share (based
               on weighted average
               shares)                         $      (0.00)     $      (0.00)


                                                           For the
                                                      Nine Months Ended
                                                        September 30,
                                                    2005              2004
                                               ------------      ------------
              Net (loss) available to
               common shareholders             $   (101,906)     $   (195,919)

              Weighted average shares           109,345,795        21,475,357

              Basic loss per share (based
               on weighted average
               shares)                         $      (0.00)     $      (0.01)

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,014,137 at September 30, 2005 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending September 30, 2005, our revenues totaled $15,508, a 43% decrease in the amount from the comparable three month period ending in fiscal 2004. This follows a 28% decrease in revenues for the nine months ending September 30, 2005. Third quarter revenues were down significantly due to major projects in process in the core business of Communications Research remaining to be on hold, beyond our control, and work performed being unable to be invoiced until completion stage is meet triggering stage invoicing. During this period, additionally, key company officers spent a majority of their time away from the core business to manage and support the marketing, sales and client training for the TeleWRITER products.

We show operating at a net loss of $24,736 for the Third quarter of 2005, while we operated at a loss of $74,235 in the comparable period ending in 2004. The gross profit of $14,303 was posted in the quarter, attributable to the result of only invoices for Communications Research's services, compared to a loss of $5,954 in the comparable period in 2004.

Total operating expenses for the quarter ended September 30, 2005 was $39,039 compared to $68,281 for the third quarter ended in 2004, or a decrease of approximately 43% from the three months ended September 30, 2004. The decrease in operating expenses is attributable to lower volume of billable work and assignment of resources to TeleWRITER Corporation. TeleWRITER Corporation is expected to become profitable enough shortly to stand on its own and begin contributing operating revenue into Communications Research.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At September 30, 2005 we have an accumulated deficit of $2,014,137 and the report of our independent auditors on our audited financial statements at December 31, 2004 contained a going concern modification. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin-Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets. Current cash and assets in the quarter ending September 30, 2005 has increased 38% to $679,770 from $491,100 at the close of September 30, 2004.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has remained flat, but we expect this to increase with new regional and national clients. Our current backlog of work takes us into October 2007.

The programming phase of upgrading TeleWRITER Corporation's TeleWRITER-AGS (Advanced Graphics System) software for computing collaboration was completed in the third quarter of 2004. The software was released for demonstration and exhibition at 14 major trade shows since its release. The company has used a portion of the proceeds it has raised through a Regulation S offering of the Company's shares to fund the spring, summer and winter show schedule, hiring TeleWRITER Corporation Employees and promotion of the software to the existing client base and into the corporate, educational and commercial market. The company participated in fourteen (14) major venue tradeshows and nine (9) limited venue shows. The results of these effects can be seen in brand recognition and increasing product orders. The first year of marketing to reintroduce TeleWRITER into the market ended with `Best of Show' award in the category of `Collaboration and Web Conferencing Software at the TechLearn Conference and Exhibition in Las Vegas, Nevada.

With the expansions done in the first quarter of 2005, our internal systems should be current for at least two more years before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. The company will be using revenues from the Regulation S Offerings it has engaged into, to fund the final packaging, initial marketing and roll out of the new TeleWRITER-AGS System. Our failure to secure necessary capital, when needed, could have a material adverse effect on our financial condition and results of operations in future periods.

To improve our financial position, a great deal of emphasis has been placed on the expansion of TeleWRITER Corporation sales by establishment of a Sales Representative network nationally and sale of the company's products through national catalogue and internet Master Distributors. The intent shall be primarily to get a high level of cash flow moving that will allow TeleWRITER Corporation to begin paying down it's debt to Communications Research and begin payment of royalties to the parent corporation for use in paying down its own debt and commencing dividends to shareholders as projected in 2006.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of September 30, 2005 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the Quarter ending September 30 2005, the company realized $54,758 for the quarter in net proceeds in Regulation S offerings.

On September 27, 2005 the company entered into a consulting agreement for marketing and strategic planning services related to the ongoing operations of the Company's business with independent consultant Michael Muzio. A full copy of the agreement is provided as Exhibit 10.1

On September 27, 2005 the company entered into a service agreement for marketing and strategic planning services related to the operations and product marketing of the Company's business with Strategic Growth Ventures, Inc. A full copy of the agreement is provided as Exhibit 10.2

On September 27, 2005 Communications Research, Inc. subsidiary, TeleWRITER Corporation, was the recipient of the Best of Show award in the category of `Collaboration and Web Conferencing Software at the TechLearn Conference and Exposition in Las Vegas, Nevada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

10.1     Consulting agreement executed with Michael Muzio.

10.2 Consulting and Services agreement executed with Strategic Growth Ventures, Inc.

31.1     Certification Pursuant to Rule 15-d-14(a) of Principal Executive
         Officer.

31.2     Certification Pursuant to Rule 15-d-14(a) of Principal Financial
         Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

The company filed an S8 Registration on September 25, 2005 for year 2005 Employee and Consultant Compensation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMMUNICATIONS RESEARCH, INC.


Date: November 15, 2005                       By: /s/ Carl R. Ceragno
                                                  -------------------------
                                              Name:  Carl R. Ceragno
                                              Title: Chief Executive Officer
                                                     and Chief Financial Officer