Form 10KSB
period 2005-12-31
COMMUNICATIONS RESEARCH INC
filed 2006-03-31
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2005

                          Commission File No. 0-50069

                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
              (Exact name of small business issuer in its charter)

                  NEVADA                                22-2991753
                  ------                                ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

67 RAMAPO VALLEY RD, SUITE 103, MAHWAH, NJ                07430
------------------------------------------                -----
     (Address of principal offices)                     (Zip Code)

       Registrant's telephone number, including Area Code: (201) 684-0880

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The issuer's revenues for the fiscal year ended December 31, 2005 were $77,251.

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

Number of shares outstanding of registrant's Common Stock, as of December 31, 2005 was 125,939,444 shares.

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

         We presently design, develop, and provide construction management for audiovisual, video conference, structured cabling and data communications systems that process, display and transmit video, audio and data. We have two autonomous internal divisions. Our core business is Special Systems Consulting that provides clients with design, development, bid specifications, cost consulting and project management of audio, video, data, security and communications systems. Our Systems Integration Division is a boutique design-build operation, for special clients, to provide turnkey design, develop and act as general contractor to install sophisticated data, audio, video and communications systems.

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

         In 2002, the company decided to phase out our line of PC Based desktop video conferencing products. Our line of video conferencing products that featured our proprietary Visual-EZ and Communicator products were frozen and the support period has expired. This decision was made as the cost to maintain compliance with new PC operating systems, hardware and evolving International Standards compliance was not justified by revenues generated from sales. The company does own, and will continue to support and develop, the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system.

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

         Communication technology has evolved in great leaps over the last several years, yielding high quality digitally compressed, full motion video capabilities at reduced costs for many applications other than the tradition video conferencing and distant education. Reduced costs have led to an increase in options for users with reduced revenue for designers and integrators. Increased communications options lead to user confusion and the need to provide guidance and expertise. We believes that the trends of advancing technology and convergence of technology will continue, yielding improved productivity and profitability for businesses that have planned their communications strategies carefully, and we have positioned ourselves to provide the knowledge and expertise necessary for the deployment of this ever advancing technology.

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

         SYSTEMS INTEGRATION DIVISION.
         -----------------------------

         We, through our Systems Integration Division, provide our clients with sophisticated communications solutions designed to fulfill their strategic needs. We provide the knowledge and experience necessary for the deployment of both analog and digital, voice and video technology. We have been providing the development, design, integration and support of large scale security, surveillance, audio/visual, professional video and computer/network systems since 1989. Our Systems Integration Division accounts for approximately 15% of our business. This division has no foreign operations and no material foreign sales.

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

         GOVERNMENT BUSINESS.
         --------------------

         We are qualified and registered to do business with all branches of the federal government. Our location provides us with a strategic advantage when bidding on projects for federal, state and local governments in the Middle Atlantic region

         In June 1999, we were approved as a New Jersey State DPMC (Department of Property Management and Construction) Communications Consultant. This is a contract renewed every two years, and will be renewable on or before expiration by January 31, 2008, upon review of performance and scope of projects completed. In 2004, the company was cleared as a NJSCC approved communications consultant to directly provide K-12 schools engineering and consulting service. We have been awarded projects for engineering and consulting services under New Jersey DPMC status as a state qualified consulting firm. The company has elected to continue working with K-12 schools through our close association with State approved Architectural firms that we have continuing professional relations with. No assurances can be given that any additional projects will be awarded to us pursuant to this contract.

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

         RECENTLY COMPLETED PROJECTS.
         ----------------------------

         Our Systems Special Systems Consulting or System Integration Division is currently working on or completed in 2005 the following governmental or public projects:

                  Ramapo College of New Jersey, Mahwah, NJ
                  Dater School, Jr. High School, Ramsey, NJ
                  NJEdge, new Statewide College and University Network Sussex Community College, Sussex, NJ
                  City of Lodi, Lodi, NJ
                  New Jersey Department of Transportation, Trenton, NJ Ingersoll-Rand Corporate Headquarters, Montvale, NJ Kennelon Schools, Kennelon, NJ
                  West New York Schools, West New York, NJ
                  Wanaque and Haskell Schools, Wanaque, NJ

         We have enjoyed business relationships with the following architectural and engineering firms:

                  H2L2 Partners, Philadelphia, PA
                  GBQC Architects, Philadelphia, PA
                  LAN Associates, Inc. Midland Park, NJ and Goshen, NY Seyffer & Koch Architectural Group, Glen Rock, NJ SNS Partnership, Montvale, NJ

         Current government, education and public projects represent approximately 100 percent of our revenues. However, one large system project in either the public or private sector could dramatically change this percentage. Recently with the economic climate, many large projects have been suspended or cancelled with reductions in funding for higher education in the State of New Jersey.

MARKETING AND SALES STRATEGY.

         We focus our sales and marketing efforts on developing strategic alliances with equipment manufacturers ("OEMs"), Architects and service providers. This permits us to act as a vendor for the OEM, Architectural Firm or service provider, sub-contracting our engineering, and project management into the OEM's products, Architects Specifications or other service provider's scope of work. We rely on the sales efforts of the sales professionals employed by our business affiliates. This philosophy allows us to function without the added burden of a large direct sales force. Additionally, we directly market our services to Fortune 500 companies, federal, state and local governments, the military, Department of Defense, courts and education institutions. The company has become a boutique consulting engineering firm and engineering contractor with its diverse understanding and competency, providing a broad range of technology solutions.

         We have enjoyed business relationships with the following equipment manufacturers:

                  Baxall, Denver, CO and Baxall Limited, Great Britain, Crestron, Creskill, NJ
                  Extron Electronics, Anaheim, CA
                  Steward Filmscreen Corporation, Torrance, CA
                  Siemon Corporation, Waterbury, CT

         The company is a qualified System Consultant in the Siemon Engineer/Contractor program. Siemon Corporation has recommended and assigned projects to the company under this agreement in the past three years.

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

ADVERTISING AND PROMOTION

         The Company launched an updated TeleWRITER Corporation website in 2004 which provides potential clients with detailed capability and technical information about TeleWRITER-AGS, its principle product. The WEB address of the new site is either www.telewriterags.com or www.telewriter-ags.com. We have engaged American Internet to establish and host an on-line ordering for TeleWRITER products and updates, when reasonable, for better client notification and easier ordering. In 2005 TeleWRITER began accepting Visa, MasterCard and American Express as payment for software ordered over the internet.

         The Company WEB site is under revision and will provide information on the Engineering Consulting and Systems Integration divisions of the company. The WEB address for that site is www.cri-inc.biz , with the former address www.vistele.com, remaining in operation until June 2006.

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

         The primary advertising medium used to attract new clients shall be advertisement placement in trade publications, placed in strategic issues, as convention and exhibition issues. The Company will place increased emphasis in 2005 on expanding its advertising, public relations and investor relations strategies for both the company and TeleWRITER. The Company will continue to expand its advertising efforts as we anticipate our sales and marketing spending will grow dramatically in 2006. The Company also plans to promote specific technologies or completed projects in trade publications. The company has received a considerable amount of exposure from previously being featured in System Contractor News. We plan to continue this method of exposure and marketing.

DOCUMENTATION AND QUALITY ASSURANCE.

         Truly effective communications systems require easy and inexpensive maintenance. Maintenance costs are reduced by employing accurate and easy to use documentation. We diagrammatically and functionally detail the construction and wiring of each system we design and identify, track, and map all cable runs and devices utilized in a system. Performance test results and certification runs are compiled and documented to provide quality assurance. In 2004 the company replaced aging Windows 98 workstations with new Windows XP systems, Microsoft Office 2003, and Microsoft Project. We provide complete sets of prints reflecting cable runs, equipment location and functional interconnect details for all systems that it engineers and installs. The company continues to use its 2003 Architectural Desktop system, by Autodesk, for development and design, including two AutoCAD 2004 stations.

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

         We own and maintain an inventory of test and measurement equipment for the daily requirements of our business. Additional testing equipment is acquired to support special project requirements on a case by case basis. All such testing and measurement equipment is re-calibrated every six months to traceable National Bureau of Standards sources. In 2005 the company again replaced all equipment greater than three years old and added additional test equipment to meet current testing standards.

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

         The systems currently being deployed are fully capable of meeting international standards with either MPEG IV, Motion JPEG or H.261 compression standards. Presently, digital cameras, transmission and archival storage are currently available with proprietary protocols that are exclusive to only one manufacturer. CRI elected to use standards based IP networks and compression protocols for greater flexibility now, with vendor independence for the future.

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

         PROFESSIONAL VIDEO.

         The company was founded on the belief the convergence of technology and the Advanced Television system will create a huge market for replacement and new installations of television equipment in broadcast support, post production and corporate professional video users. This recognition of potential is turning into reality in 2004-2005. Communications Research, having recognized this potential over the past years has worked in technology markets to build recognition in allied technology industries in preparation for the large scale deployment of HD systems. The company has begun to effectively compete in the Broadcast and Professional Video market.

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

         The need for employee mobility is on the rise. This mobility is taking the form of off-premises mobility or work at home offices. On premises wireless networks frees the workers from being tied to one location for access to data or media servers. IP telephony further frees the workers by accessing the corporate network from their office, car, home or while traveling. People can have a "follow me" communications system for messages, calls, E-mail and conferencing anywhere around the country or world. Telephone features, corporate databases and network applications can be retrieved remotely, creating virtual offices anywhere, anytime.

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

         The company has been successful in completing the design and providing the specifications that meet the needs of a number of regional K-12 schools to replace their aging telephone infrastructure with a unified system that immediately provides, telephone, intercom, paging and master clock, with ability to transparently include distributed data and video in all offices and classrooms. This solution provides a cost effective unified system immediately with the capability to add value added features at significantly reduced cost to the school district compared to older systems. This advanced system provides automated operation with up to, 300 telephone, 380 speakers and 250 clocks. Only a few years ago it would have required the procurement and installation of three independent, autonomous propriety systems that could not inter-operate seamlessly.

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

VISUAL PRODUCTS DIVISION.
-------------------------

         The company has totally phased out their line of PC Based desktop video conferencing products and Visual Products Division. Our proprietary Visual-EZ and Communicator products have been frozen with only the intellectual property, trademarks and copyrights retained if required in the future.

         The company owns and will continue to support, and develop, the collaboration software embedded into the Visual-EZ operating system, that being the TeleWRITER AGS system.

          TeleWRITER-AGS Operating System Software. The TeleWRITER operating system software was the custom operating interface for the Visual series of products. This collaboration software was developed by Optel Communications, Inc., Syosset, NY ("Optel"). We acquired a license to use and develop the TeleWRITER-AGS (Advanced Graphics System) system software in 1999. This software was assigned by us, to a subsidiary, TeleWRITER CORPORATION, INC., in exchange for 49% of the common stock in the subsidiary as well as a perpetual license to use the software as we deem appropriate. The remainder of stock in TeleWRITER Corporation, incorporated under the laws of the state of Nevada in September 1999, is independently held by our President, Carl Ceragno, who owns the original TeleWRITER software, currently valued at 2.5 million dollars.

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

          After almost a year of development and testing, TeleWRITER Corporation released Version 3.0 of the TeleWRITER-AGS operating system, the first major revision and update to the software in five years since the former release of Version 2.15 In 1998. Since the software was released for the market in October 2004, the company has embarked on a very aggressive show and exhibition schedule to bring the product before the industry in an attempt to re-establish its presence in the collaborative computing market. In 2005, TeleWRITER Corporation released its first variation in what will become a family of products. The product is a standalone white boarding software product at $200.00 per client copy to compete with the $2,000.00+ hardware white boarding solutions. The new white boarding product revives an old product name by Optel, called VideoWRITER.

          NEW PRODUCT DEVELOPMENT.
          ------------------------

          We focused our efforts in 2005 to update the operating system and further enhance its features by building an internal software development team of programmers directly engaged by the company with the knowledge and ability to revise the software to meet current operating system compatibility requirements.

          As a direct result of exhibiting in the National Court Technology Conference Court (CTC9) in Seattle, Washington, September 2005, the company began development of a new product targeted and optimized for court and judicial applications. The new product was subsequently announced and purchased by the Maricopa County (AZ) District attorney's office, Savanna (GA) Courts and Hillsborough (FL) courts. The product has proven its effectiveness in automating and executing `First Appearance' and `Video Arraignment' documents for judicial uses in reducing the process costs and lead time, resulting in significant cost saving for the counties.

          In 2004 TeleWRITER Corporation hired Mr. Bill B. Davis in the capacity of Federal and GSA sales Director. Since his engagement Mr. Davis has aggressively gone forward in the sales and marketing of the TeleWRITER AGS software system and has been give the additional responsibility of corporate sales. Further, Mr. Davis is coordinating the company's initiative to acquire products that are synergetic with TeleWRITER or enhance its features for specific markets or applications. In the fall of 2005 Mr. Davis was elevated to Vice President, Sales and has continued to expand TeleWRITER's market position.

          The company raised the bar in establishing the industry standard with its MultiMedia Authoring tool for automating classroom and meeting preparation; and recently by, adding a Digital Streaming Recorder to capture the class or meeting session in AVI or MPEG2 video standard. This new capability includes an editing tool for authoring courseware to a DVD, uploading to a streaming WEB server or to an archival library server.

          The TeleWRITER software system is widely used by many federal, educational and corporate clients. The product potentially can recapture the market it lost due to inactivity. The new release is future compatible, with modern era computing operating systems and software. It has been revised consistent with current programming philosophy with development of a core engine, with modules that can be mixed and readily modified for meeting different needs and applications. The company is closing monitoring the new operating system to be introduced by Microsoft in the winter of 2007, currently to be named Vista. Testing will continue to assure compliance without delay when released.

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

         COMPETITION - TELEWRITER CORPORATION
         ------------------------------------

         The data collaboration industry has met and exceeded projections for growth over the past five years. Frost and Sullivan estimated the web conferencing industry to be at $485 million dollars in sales at the end of 2005. With the high visibility and awareness for collaboration that will likely result from Microsoft's increasing focus on the collaborative industry, "we feel web conferencing vendors should be excited by this new venture rather than being intimidated."

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

         We face competition from a number of large companies both public and private with more expensive server based products that function with the new operating systems and use a standard browser as the user interface in collaborative mode. Our most significant competitors are Elluminate, Voyant, WebEx, Placeware and NetMeeting. Many of the companies competing with us, with respect to our TeleWRITER products, possess greater financial and personnel resources than we possess and have greater leverage in acquiring prospects, hiring personnel and marketing.

EMPLOYEES

         As of December 31, 2005, we had 3 full-time employees, none of whom are employed pursuant to the terms of an employment agreement. We also engage independent contractors and contract workers on an as-needed basis for the installation of the systems that we design and engineer. The number of independent contracts utilized by us for the installation of our systems is directly proportionate to the amount of business that our Systems Integration Division is conducting. In 2006 we anticipate to increase the number of our permanent employees, primarily in software development, technical and marketing positions in the TeleWRITER Subsidiary. None of our employees or independent contractors are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

CASH REQUIREMENTS

         It is anticipated that we will require expenditures for salaries, professional fees, office and facility lease payments and general operating expenses over the next six months, which in the aggregate should not exceed $225,000.00. We anticipate our budget for marketing, trade shows and advertising to be $275,000. We believe that we will be able to satisfy our cash requirements, for both working capital and product development purposes, during the next year from funds generated from our operations, and that of TeleWRITER Corporation. However, no assurance is given that we will not be required to raise additional funds to satisfy our working capital and other needs either privately or in a subsequent public offering of our securities.

         In our core business of communications consulting, when pricing a particular project, we usually require an advance payment of 33% to 50% of the project's purchase price. Client's generally make negotiated progress payments thereafter. Advance payments and ensuing progress payments may not be sufficient to continuously fund our operations during the course of large system development and design projects that we undertake, resulting in gaps in the cash flow necessary to complete the project. Internally generated cash flow from our other projects may not be sufficient to fill these gaps.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Communications Research currently occupies approximately 2,850 square feet of space at 67 Ramapo Valley Road, Suite 103, Mahwah, New Jersey 07430 for our corporate and administrative offices under a lease expiring on October 31, 2006 and requiring $3,500 monthly rent subject to annual escalations and special seasonal fees as for snow plowing.

         The lease requires the Company to bear, in addition to the basic rent, the costs of utilities, insurance, and other maintenance costs.

         TeleWRITER Corporation will continue to use our Mahwah Location as the headquarters for TeleWRITER Corporation and Federal/GSA/Dealer Sales will remain in Hampton, Virginia. It is anticipated that a west coast presence and operation will be established potentially by summer 2006. While no definite location has been selected at this time, the company is exploring all possibilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

         On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol CRHI. Our Class A shares have been recognized and traded on the NASD Over the Counter Bulletin Board since October 21, 2003. We hope to establish a market for said shares. Our securities have traded recently in a range of . 02 (low)-.14 (high) cents per share since trading commenced.

HOLDERS.

         As of December 31, 2005, there were approximately 1361 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS.

         Revenues We booked total revenues of $77,251 for the year ending December 31, 2005, as compared to revenues $149,468 for the prior year. Resources normally used productively for income producing work continue to be redirected to launch TeleWRITER sales and marketing to reintroduce the product into the marketplace.

         Gross profit Our gross profit was approximately 64% for the year ended December 31, 2005, as compared to approximately 14% for fiscal 2004. The increase in our gross profit was the result of system projects requiring primarily in house consulting and engineering resources.

         Operating Expenses For Communications Research individually, our revenues were down from 2004 by approximately 48% overall. Our operating expenses have only decreased approximately 30% from $674,268 for the year ending December 31, 2004, to $477,069 for the year ending December 31, 2005. The decrease in total operating expenses for 2005 reflects our efforts to transfer operating expenses to TeleWRITER. The most significant reduction being office salaries being reduced from $423,019 to $66,368 in 2005 which in 2004 reflected the salaries and compensation of employees of the TeleWRITER Corporation and value of stock issued to company employees of TeleWRITER Corporation.

         Operating Loss We have not shown a net profit for a calendar year as an independent company to date. Our net operating losses have decreased from $652,649 as of December 31, 2004 to $427,160 as of December 31, 2005, due
largely to the transference of expenses to TeleWRITER Corporation, therefore decreasing operating expenses. Over the past years, our executive officers have been loaning us funds to finance our losses over the last several years. No money has been advanced in 2005 as the Regulation S stock offering provided suitable reserves until profitability is achieved. That offing is complete and closed.

         Cash and cash Equivalents Total cash as of December 31, 2005 was $2,078 as compared to $203,519 as to December 31, 2004. Total accounts receivable as of December 31, 2005 was $3,570, of which CRI direct business accounts receivable portion was $150,650 in 2004. Total current assets increased to $660,827 as of December 31, 2005 from $366,052 at December 31, 2004 largely as a result of notes and receivables from TeleWRITER Corporation.

         Current Liabilities Our current liabilities have slightly increased approximately 8% from $131,903 as of December 31, 2004 to $142,228 as of December 31, 2005. The increase is attributable to an increase in accrued expenses. The company does not show the intellectual property asset value of the TeleWRITER software system that was purchased by our President for .01 cents on a dollar, or the amount of $150,000 as defined in Auditor Note 10, representing an asset valued at $1,500,000. With six years passing and the product re-released, the intellectual value is estimated to be at $2,500,000.

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

         The company will need to replace aging office and data processing equipment. CRI has provided funding to TeleWRITER Corporation to purchase additional demonstration equipment for shows. Additionally we require additional technical testing equipment to install and maintain state of the art electronic systems and equipment. If the company is unable to purchase this equipment it will be unable to effectively compete in the markets it has defined.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2005 we have an accumulated deficit of $2,322,051, compared to $1,912,231 at December 31, 2004 and the report from of our independent auditor on our audited financial statements at December 31, 2005 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts.

         We do not have adequate working capital for the near term. We will continue to be reliant on loans from our officers or proceeds of sale of stock to provide additional working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital through our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ADDITIONAL CAPITALIZATION

         The Company had entered into four Regulation S agreements for the sale of restricted securities off-shore. The regulation stock sale allows the Company to sell stock equity in the company to raise needed revenue for the capitalization of the Company and initially seed the roll out of the new Tele-WRITER products. This method of capitalization was attractive to the company as it did not require the considerably high expense to register company stock for sale and institute a full public offering. Further the shares of stock can not be registered or be eligible for sale for a period of one year after initial purchase. The Regulation S Stock offering expired in 2005 and is complete.

ITEM 7. FINANCIAL STATEMENTS.

SEE ATTACHMENT 1. AUDITORS FINANCIAL STATEMENT


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        NONE

ITEM 8A CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of Dec 31, 2005 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                             AGE           POSITIONS HELD
----                             ---           --------------
Carl R. Ceragno                  59            Director, President and Treasurer
Lawrence S. Hartman, Esq.        40            Director and Vice President
Almajean O'Connor                56            Secretary

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

         From 1998 to 2001, Mr. Ceragno has served as trustee and president of the New York Susquehanna & Western Technical and Historical Society. He currently serves is a delegate to the United Railroad Historical Society of New Jersey (custodian of historic railroad equipment owned by the State of New jersey and destined for the State railroad and transportation to be built in Phillipsburg, New Jersey), Director of North East RailCar Association (NERCA) and is active in railroad equipment restoration and preservation.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last five (5) fiscal years:

NAME AND                            ANNUAL COMPENSATION                LONG TERM COMPENSATION
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
PRINCIPAL POSITION           YEAR      SALARY         BONUS      OTHER      STOCK      SAR's     LTIP     OTHER
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
Carl R. Ceragno              2001        $ 16,400.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
President & Treasurer        2002              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2003              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2004              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2005         $13,653.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
Lawrence S. Hartman          2001             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
Vice President               2002             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2003             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2004             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2005             $ NONE      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
Almajean O'Connor            2001        $ 13,900.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
Secretary                    2002          $  800.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2003              $0.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2004         $50,000.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------
                             2005          51,715.00      $0.00      $0.00      $0.00     $0.00    $0.00      $0.00
---------------------------- --------- -------------- ---------- ---------- ---------- --------- -------- ----------

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

PERCENTAGE OF TOTAL SHARES


--------------------- ------------------------- ---------------- -------------
TITLE OF                                           NO. OF        PERCENTAGE OF
CLASS                  NAME & ADDRESS              SHARES        Ownership
--------------------- ------------------------- ---------------- -------------
Class A Common        Lawrence S. Hartman          1,050,000        1.25%
--------------------- ------------------------- ---------------- -------------
Class A Common        Almajean O'Connor            1,405,000         1.4%
--------------------- ------------------------- ---------------- -------------
Class A Common        Carl R. Ceragno              5,800,000         5.5%
--------------------------- ------------------- ---------------- -------------
All Officers and                                   8,255,000         8.25%
Directors as
a Group
(3 Individuals)
--------------------- ------------------------- ---------------- -------------
Class B Common        Carl R. Ceragno              2,000,000        100.0%
--------------------- ------------------------- ---------------- -------------

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

         Carl R. Ceragno, our president, and Alma Jean O'Connor, our secretary, have been funding our ongoing losses. The loans from Mr. Ceragno and Ms. O'Conner have been used to pay salaries and other operating expenses. These loans are demand loans and are not evidenced by promissory notes and may be called by Mr. Ceragno and Ms. O'Connor, as the case may be, at any time. Ms. O'Connor's and Mr. Ceragno's loan accrue interest at the rate of 7% per annum. The balance of Mr. Ceragno's loan does not accrue interest.

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

         RECENT DEVELOPMENTS

         None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

1. Audited financial report of company by Chisholm, Bierwolf & Nilson, L.L.C., North Salt Lake City, Utah

2.    Risk Factors

31.1  Certification of Chief Executive Officer

31.2  Certification of Principle Financial Officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

The Company filed one report on Form 8-K to date in 2005 as follows.

September 27, 2005 S-8 Registration of Certain Classes of Securities Pursuant to
Section 12(g) of the Securities exchange Act of 1934.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Communications Research, Inc.

Date: March 31, 2005                          By: /s/ Carl R. Ceragno
                                                  -------------------
                                                  Carl R. Ceragno

                          COMMUNICATIONS RESEARCH, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Communications Research, Inc.

We have audited the accompanying balance sheets of Communications Research, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communication Research, Inc. as December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, which is in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Communications Research, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, Communications Research, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 29, 2006

                          COMMUNICATIONS RESEARCH, INC.
                                 Balance Sheets

                       ASSETS
                       ------
                                                            December 31,
                                                                2005
                                                            ------------
CURRENT ASSETS

     Cash and cash equivalents                              $     2,118
     Accounts receivable, net                                     4,929
     Prepaid expenses                                                35
     Inventory                                                       --
                                                            -----------

         Total Current Assets                                     7,082
                                                            -----------

PROPERTY AND EQUIPMENT, net                                      31,002
                                                            -----------

OTHER ASSETS

     Note receivable, related party                             200,000
     Interest receivable                                         19,124
     Due from related company                                   393,724
     Deposits and other assets                                    4,988
                                                            -----------

         Total Other Assets                                     617,836
                                                            -----------

         TOTAL ASSETS                                       $   655,920
                                                            ===========









   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                           Balance Sheets (Continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
                                                            December 31,
                                                                2005
                                                            ------------
CURRENT LIABILITIES

     Accounts payable                                       $     7,483
     Accrued expenses                                            81,588
     Stock deposits                                               8,182
     Notes payable, current                                      32,980
                                                            -----------

         Total Current Liabilities                              130,233
                                                            -----------
LONG-TERM DEBT

     Notes payable, related parties                                  --
     Notes payable                                                8,657
     Less current portion                                            --
                                                            -----------

         Total Long-Term Debt                                     8,657
                                                            -----------

         Total Liabilities                                      138,890
                                                            -----------
STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share;
      authorized 100,000,000 shares; no shares issued
      or outstanding                                                 --
     Common stock Class A, par value $0.001 per share;
      authorized 160,000,000 shares; 125,934,444
      shares issued and outstanding                             125,934
     Common stock Class B, par value $0.0001 per share;
      authorized 2,000,000 shares; 400,000
      shares issued and outstanding                                  --
     Additional paid-in capital                               2,734,681
     Subscriptions receivable                                   (19,965)
     Accumulated deficit                                     (2,323,620)
                                                            -----------

         Total Stockholders' Equity                             517,030
                                                            -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   655,920
                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                            Statements of Operations

                                                      For the
                                                    Years Ended
                                                    December 31,
                                          --------------------------------
                                               2005                2004
                                          -------------      -------------

REVENUES                                  $      77,251      $     149,468

COST OF SALES                                    27,342            127,849
                                          -------------      -------------

GROSS PROFIT                                     49,909             21,619
                                          -------------      -------------

OPERATING EXPENSES

     Office salaries                             66,368            423,019
     Rent                                        39,987             38,149
     Insurance                                   23,728             25,142
     Travel and lodging                           7,700             13,252
     Consulting                                 300,000                 --
     Other general and administrative             2,448            142,932
     Impairment of Inventory                      4,947                 --
     Depreciation and amortization               32,822             31,774
                                          -------------      -------------

         Total Operating Expenses               478,000            674,268
                                          -------------      -------------

NET OPERATING LOSS                             (428,091)          (652,649)
                                          -------------      -------------

OTHER INCOME (EXPENSE)

     Write-off of debt                               --            190,320
     Interest income                             17,340              3,458
     Interest expense                              (638)           (18,919)
                                          -------------      -------------

         Total Other Income (Expense)            16,702            174,859
                                          -------------      -------------

NET LOSS                                  $    (411,389)     $    (477,790)
                                          =============      =============

BASIC LOSS PER COMMON SHARE               $       (0.00)     $       (0.02)
                                          =============      =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  113,016,157         25,625,416
                                          =============      =============

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004

                                                    Common Stock
                           -----------------------------------------------------
                                     Class A                        Class B        Additional
                           ---------------------------     ---------------------     paid-in        Subscription     Accumulated
                              Shares          Amount          Shares      Amount     capital         Receivable        Deficit
                           -----------     -----------     -----------    ------   -----------      -----------      -----------
Balances,
  January 1, 2004           12,216,550     $    12,217         400,000     $--     $ 1,018,961      $    (3,250)     $(1,434,441)

Common stock issued
  for cash pursuant
  to a Regulation S
  offering at
  prices ranging from
  $0.01 to $0.19
  per share                 78,100,265          78,100              --      --       2,005,566         (147,547)              --

Costs of issuance                   --              --              --      --      (1,136,847)              --               --

Common stock issued
  for compensation
  at $0.07 per share         5,050,000           5,050              --      --         348,450               --               --

Common stock issued
  for services
  rendered valued at
  $0.04 per share            1,500,000           1,500              --      --          58,500               --               --

Common stock issued
  for cash
  at $0.02 per share         7,214,855           7,214              --      --         137,083               --               --

Subscriptions received              --              --              --      --              --            3,250               --

Net loss for 2004                   --              --              --      --              --               --         (477,790)
                           -----------     -----------     -----------     ---     -----------      -----------      -----------

Balances,
 December 31, 2004         104,081,670     $   104,081         400,000     $--     $ 2,431,713      $  (147,547)     $(1,912,231)

Common stock issued
  for cash pursuant
  to a Regulation S
  offering at
  prices ranging from
  $0.01 to $0.02
  per share                 16,652,774          16,653              --      --         322,651               --               --

Costs of issuance                   --              --              --      --        (318,483)              --               --

Common stock issued
  for services
  rendered valued at
  $0.06 per share            5,000,000           5,000              --      --         295,000               --               --

Common stock issued
  for services
  rendered at $0.02
  per share                    200,000             200              --      --           3,800               --               --

Subscriptions received              --              --              --      --              --          127,582               --

Net loss for 2005                   --              --              --      --              --               --         (411,389)
                           -----------     -----------     -----------     ---     -----------      -----------      -----------
Balances,
 December 31, 2005         125,934,444     $   125,934         400,000     $--     $ 2,734,681      $   (19,965)     $(2,323,620)
                           ===========     ===========     ===========     ===     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                            Statements of Cash Flows

                                                                   For the
                                                                Years Ended
                                                                December 31,
                                                       ----------------------------
                                                           2005             2004
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $  (409,820)     $  (477,790)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                          32,822           31,774
     Write-off of long-term debt                                --         (135,000)
     Common stock issued for services rendered             304,000          413,500
Changes in operating assets and liabilities:
     Accounts receivable                                   (43,673)        (125,538)
     Prepaid expenses                                        4,778           (4,813)
     Interest receivable                                   (17,000)          (2,124)
     Inventory                                                  --               14
     Accounts payable and accrued expenses                  12,125          (73,243)
                                                       -----------      -----------

         Net Cash Used in Operating Activities            (116,768)        (373,220)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                          (291,676)        (200,000)
     Purchases of property and equipment                   (23,367)         (31,425)
                                                       -----------      -----------

         Net Cash Used in Investing Activities            (315,043)        (231,425)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                              (7,296)         (14,057)
     Proceeds from notes payable -related parties           16,000               --
     Payments on notes payable -related parties            (23,623)        (137,275)
     Proceeds from issuance of common stock                431,656        2,083,666
     Stock offering costs paid                            (318,483)      (1,136,847)
     Stock deposits received                                 8,182               --
     Cash received on subscriptions receivable              35,229               --
                                                       -----------      -----------

         Net Cash Provided by Financing Activities         141,665          795,487
                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH                           (290,146)         190,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           203,519           12,677
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   (86,627)     $   203,519
                                                       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Statements of Cash Flows (Continued)

                                                                   For the
                                                                Years Ended
                                                                December 31,
                                                       ----------------------------
                                                           2005             2004
                                                       -----------      -----------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                      $    10,358      $     8,119
         Income taxes                                  $        --      $        --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered     $   304,000      $   413,500














   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The financial statements presented are those of Communications Research, Inc. (the "Company"). The Company was organized on August 11, 1989 in the State of New Jersey. On July 17, 1996, the Company became a wholly owned subsidiary of Visual Telephone International (VTI), a publicly traded Delaware corporation. On May 21, 1999, shares of the Company were distributed to the shareholders of VTI pursuant to an agreement and Plan of Reorganization spin off. The Company has operated as a separate entity since that date. Effective July 15, 1999, the Company changed its domicile to the State of Nevada through the spin off reorganization. These financial statements are therefore unconsolidated with the Company's parent for all dates presented.

              The Company is engaged in the design and installation of sophisticated communications systems for data and audio visual systems integration.

              b.  Accounting Methods

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              d.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

              e.  Basic (Loss) Per Share

              The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

                                                          December 31,
                                                 ------------------------------
                                                      2005             2004
                                                 -------------    -------------
              Numerator - (loss)                 $    (409,820)   $    (477,790)
              Denominator - weighted average
              number of shares outstanding         113,016,157       25,625,416
                                                 -------------    -------------

              Loss per share                     $       (0.00)   $       (0.02)
                                                 =============    =============

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Property and Equipment

              Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                  Description                            Estimated Useful Life
                  -----------                            ---------------------
                  Furniture and fixtures                         5 years
                  Lab and test equipment                         5 years
                  Software                                       3 years
                  Vehicles                                       5 years

              Depreciation expense for the years ended December 31, 2005 and 2004 was $32,822 and $31,774, respectively.

              In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005, no impairments were recognized.

              g.  Accounts Receivable

              The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. Since inception of the Company, no receivables have been charged off against the bad debt reserve. At the 2005 year end, the Company's bad debt reserve of $0. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2005.

              h.  Inventory

              Raw materials are stated at the lower of cost (on a first-in, first-out basis) or market. The inventory at December 31, 2005 consists primarily of computer components and parts.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Revenue Recognition

              The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

              j.  Provision for Income Taxes

              No provision for income taxes has been recorded due to the net operating losses (NOL) of the Company of approximately $2,010,000. The NOL carryforward will begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income. Some of the losses will be limited due to the acquisition and change of control.

              The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                          December 31,
                                                    ----------------------
                                                      2005          2004
                                                    ---------    ---------
              Deferred tax asset:
              Deferred noncurrent tax asset         $ 763,800    $ 628,997
                                                    ---------    ---------
              Valuation allowance                    (763,800)    (628,997)
                                                    ---------    ---------
                               Total                $      --    $      --
                                                    =========    =========


           The components of Income Tax expense are as follows:

                                                          December 31,
                                                    ----------------------
                                                      2005          2004
                                                    ---------    ---------
              Current Federal Tax                          --           --
              Current State Tax                            --           --
              Change in NOL benefit                  (134,803)     (21,003)
              Change in Allowance                     134,803       21,003
                                                    ---------    ---------
                                                    $      --    $      --
                                                    =========    =========

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              k.  Newly Adopted Pronouncements

              In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS
              123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has previously accounted for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation. The provisions of SFAS 123R will be effective during the first interim fiscal period that begins after December 15, 2005, during which the Company grants any form of stock-based compensation. Since the Company has no present plans to award such compensation in the foreseeable future, the likely effect of adoption cannot be predicted at this time.

              In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company's financial condition or operations in the foreseeable future.

              l. Fair Value of Financial Instruments

              The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 2 -      GOING CONCERN

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

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2005:

              Furniture and fixtures                          $     48,517
              Lab and test equipment                                21,880
              Software                                             204,792
              Vehicles                                              51,711
              Accumulated depreciation                            (295,898)
                                                              ------------

              Total property and equipment                    $     31,002
                                                              ============

NOTE 4 -      RELATED PARTY TRANSACTIONS

              At December 31, 2005, the Company was indebted to two separate related parties Larry Harman, shareholder and Albert Adams, shareholder for a total of $32,980. The amounts are non-interest bearing, unsecured, and due on demand. At December 31, 2005, the Company has loaned a related company a total of $393,724. The amount is non-interest bearing, unsecured, and due on demand.

               At December 31, 2005, the Company holds a note receivable from a related company for a total of $200,000. Interest accrues on the note at 8.50% per annum. Accrued interest at December 31, 2005 totaled $19,124. The accrued interest and principal is due on November 15, 2008.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 5 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2005:

              Note payable to a corporation, principal and interest
               of $608 due monthly at 1.90% per annum interest rate,
               matures in October 2006, secured by a vehicle.         $   8,398

              Note payable to related individual, non-interest
                bearing, due on demand, unsecured.                        5,000

              Note payable to a director and shareholder, non-interest
                bearing, due on demand, unsecured.                       27,980
                                                                      ---------

              Total Notes Payable                                        41,378

              Less: Current Portion                                     (35,276)
                                                                      ---------

              Long-Term Notes Payable                                 $   6,102
                                                                      =========

              The aggregate principal maturities of notes payable are as follows:

                    Year Ended
                   December 31,                      Amount
                   ------------                     --------
                       2006                         $ 35,276
                       2007                            6,102
                       2007                               --
                       2008                               --
                       2009                               --
                       2010 and thereafter                --
                                                    --------

                       Total                        $ 41,378
                                                    ========

NOTE 6 -       STOCKHOLDERS' EQUITY

               During the year ended December 31, 2004, the Company issued a total of 78,100,265 shares of common stock at per share prices from $0.01 to $0.19 per share pursuant to a regulation S offering. Accordingly, common stock and additional paid-in-capital have been charged $78,100 and $868,719 respectively. Additional pain-in-capital has been presented net of costs of acquisition in the amount of $1,136,847. At December 31, 2004, the cash had not yet been received for this amount of shares issued. As such, subscriptions receivable has been charged with the total value of the shares of $147,547. The Company also issued a total of 7,214,855 shares for cash at a price of $0.02 per share.

               On February 25, 2004, the Company issued 5,050,000 shares of common stock at $0.07 per share, for compensation to management. Accordingly, common stock and additional paid-in-capital have been charged $5,050 and $348,450, respectively.


NOTE 6 -       STOCKHOLDERS' EQUITY (Continued)

               On March 24, 2004, the Company issued 1,500,000 shares of common stock for services rendered on behalf of the Company. The shares were valued at $0.04 per share.

                          COMMUNICATIONS RESEARCH, INC.
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


               During the year ended December 31, 2005, the Company issued a total of 16,652,774 shares of common stock at per share prices from $0.01 to $0.02 per share, pursuant to a regulation S offering. Accordingly, common stock and additional paid-in-capital have been charged $16,653 and $322,651 respectively. Additional paid-in-capital has been presented net of costs of acquisition in the amount of $318,483. The Company also received a total of $127,582 related to the subscriptions receivable recorded during the year ended December 31, 2004. Remaining subscriptions receivable at December 31, 2005 totaled $19,965.

               On October 7, 2005, the Company issued 5,000,000 shares of common stock at $0.06 per share, for services rendered totaling $300,000 on behalf of the Company.

               On April 29, 2005, the Company issued 200,000 shares of common stock for services rendered to the Company valued at $4,000, or $0.02 per share.

               During 2005, the Company also increased the authorized amount of Class B common shares to 2,000,000 and issued an additional 1,600,000 to the Company's founder and President. These additional 1,600,000 Class B common shares have no determinable value and no value was assigned to these shares on the date of issuance. The Class B common shares do not have dividend rights and no funds shall be paid on the Class B shares upon liquidation.