Form 10QSB
period 2006-03-31
COMMUNICATIONS RESEARCH INC
filed 2006-05-12
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, there were 158,298,444 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having no par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended March 31, 2006

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                      March 31,          December 31,
                                                                         2006               2005
                                                                     -----------         ------------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                       $    20,584         $     2,118
     Accounts receivable, net                                              7,166               4,929
     Prepaid expenses                                                         35                  35
                                                                     -----------         -----------

         Total Current Assets                                             27,785               7,082
                                                                     -----------         -----------

PROPERTY AND EQUIPMENT, net                                               22,796              31,002
                                                                     -----------         -----------
OTHER ASSETS

     Note receivable, related party                                      200,000             200,000
     Interest receivable                                                  23,380              19,124
     Due from related party                                              401,650             393,724
     Deposits and other assets                                             5,088               4,988
                                                                     -----------         -----------

         Total Other Assets                                              630,118             617,836
                                                                     -----------         -----------

         TOTAL ASSETS                                                $   680,699         $   655,920
                                                                     ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                      March 31,          December 31,
                                                                         2006               2005
                                                                     -----------         ------------
                                                                     (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                                $    14,966         $     7,483
     Accounts payable - related parties                                   53,043                  --
     Accrued expenses                                                     84,895              81,588
     Stock deposits                                                           --               8,182
     Notes payable, current                                               33,681              32,980
                                                                     -----------         -----------

         Total Current Liabilities                                       186,585             130,233
                                                                     -----------         -----------

LONG-TERM DEBT

     Notes payable                                                         6,102               8,657
                                                                     -----------         -----------

         Total Long-Term Debt                                              6,102               8,657
                                                                     -----------         -----------

         Total Liabilities                                               192,687             138,890
                                                                     -----------         -----------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share;
      authorized 100,000,000 shares;
      no shares issued or outstanding                                         --                  --
     Common stock Class A, par value $0.001 per share;
      authorized 160,000,000 shares; 159,298,444 and
      125,934,444 shares issued and outstanding, respectively            159,298             125,934
     Common stock Class B, par value $0.0001 per share;
      authorized 2,000,000 shares;
      2,000,000 shares issued and outstanding                                 --                  --
     Additional paid-in capital                                        3,399,500           2,734,681
     Subscriptions receivable                                            (19,965)            (19,965)
     Accumulated deficit                                              (3,050,821)         (2,323,620)
                                                                     -----------         -----------

         Total Stockholders' Equity                                      488,012             517,030
                                                                     -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   680,699         $   655,920
                                                                     ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For the
                                                     Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                  2006                2005
                                             -------------         -------------
REVENUES                                     $      12,648         $      43,078

COST OF SALES                                           --                17,060
                                             -------------         -------------

GROSS PROFIT                                        12,648                26,018
                                             -------------         -------------

OPERATING EXPENSES

     General and administrative                    735,859                50,238
     Depreciation and amortization                   8,206                 7,900
                                             -------------         -------------

         Total Operating Expenses                  744,065                58,138
                                             -------------         -------------

NET OPERATING LOSS                                (731,417)              (32,120)
                                             -------------         -------------

OTHER INCOME (EXPENSE)

     Interest income                                 4,256                 4,248
     Interest expense                                  (40)                 (268)
                                             -------------         -------------

         Total Other Income (Expense)                4,216                 3,980
                                             -------------         -------------

NET LOSS                                     $    (727,201)        $     (28,140)
                                             =============         =============

BASIC LOSS PER COMMON SHARE                  $       (0.01)        $       (0.00)
                                             =============         =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     131,637,733           105,289,198
                                             =============         =============

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2006              2005
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $(727,201)        $ (28,140)
Adjustments to reconcile net income loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                                  8,206             7,900
     Common stock issued for services rendered                                    690,000                --
Changes in operating assets and liabilities:
     Accounts receivable                                                           (2,237)          (35,114)
     Prepaid expenses                                                                  --             4,813
     Interest receivable                                                           (4,256)           (4,248)
     Deposits and other assets                                                       (100)               --
     Accounts payable - related parties                                            53,043                --
     Accounts payable and accrued expenses                                          2,608            (4,363)
                                                                                ---------         ---------

         Net Cash Provided by (Used in) Operating Activities                       20,063           (59,152)
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                                                   (7,926)             (867)
                                                                                ---------         ---------

         Net Cash Used in Investing Activities                                     (7,926)             (867)
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                                                     (1,854)           (1,824)
     Payments on notes payable -related parties                                        --           (11,727)
     Proceeds from issuance of common stock                                        14,351            59,542
     Stock offering costs paid                                                     (6,168)          (54,681)
     Cash received on subscriptions receivable                                         --            37,026
                                                                                ---------         ---------

         Net Cash Provided by (Used in) Financing Activities                        6,329            28,336
                                                                                ---------         ---------

NET INCREASE (DECREASE) IN CASH                                                    18,466           (31,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,118           203,519
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  20,584         $ 171,836
                                                                                =========         =========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2006              2005
                                                                                ---------         ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                                               $      40         $      --
         Income taxes                                                           $      --         $      --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered                              $ 690,000         $      --

   The accompanying notes are an integral part of these financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months ended March 31, 2006 and 2005:

                                                         For the
                                                   Three Months Ended
                                                        March 31,
                                              ------------------------------
                                                  2006              2005
                                              ------------      ------------
              Net (loss) available to
               common shareholders            $   (727,201)     $    (28,140)
                                              ============      ============

              Weighted average shares          131,637,733       105,289,198
                                              ============      ============

              Basic loss per share (based
               on weighted average
               shares)                        $      (0.01)     $      (0.00)
                                              ============      ============

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,050,821 at March 31, 2006 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 4 -      SIGNIFICANT TRANSACTIONS

              During the three months ended March 31, 2006, the Company issued the following shares of its common stock for services rendered:

              - 30,000,000 shares of common stock to the Company's President for services rendered valued at $0.021 per share, or $630,000.

              - 2,000,000 shares to a Company employee for services rendered valued at $0.021 per share, or $42,000.

              - 1,000,000 shares to a Company employee for services rendered valued at $0.018 per share, or $18,000.

              In addition, the Company issued a total of 364,000 shares of common stock at an average price of $0.039 per share in lieu of stock deposits received of $14,351 during the year ended December 31, 2005. In connection with this stock issuance, the Company also paid commissions of $6,168. Additional commissions of $14,202 remain unpaid at March 31, 2006 related to stock issuances for cash during the year ended December 31, 2005. This amount has been recorded as an accrued expense in the accompanying balance sheet at March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2006, our revenues totaled $12,648, 29% of the amount of the comparable three month period ending in fiscal 2005. First quarter revenues were down significantly due to major projects in process in the core business of Communications Research being on hold, beyond our control. The majority of projects were released for continuation in the later part of the first quarter and revenues are expected to rise dramatically in the second quarter. In the later part of the first quarter and thus far in the second quarter bookings of major projects took a major leap, booking three large long term projects. During this period, additionally, key company officers have spent a majority of their time away from the core business to manage and support the marketing, sales and client training for the TeleWRITER products. It is anticipated more time will be spent in the core business by CRI staff with an increase in TeleWRITER staffing through the efforts to bring on many large OEM clients and expanding of the reseller network.

We show operating at a net loss of $731,065 for the first quarter of 2006, while we operated at a loss of $58,138 in the comparable period ending in 2005. The one time jump in G&A was the result of payment of back salaries and compensation for the officers and employees of the company, some of whom have worked as much as five years without pay.

TeleWRITER Corporation is expected to become profitable enough shortly to stand on its own and begin contributing operating revenue into Communications Research.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At March 31, 2006 we have an accumulated deficit of $3,050,821 and the report of our independent auditors on our audited financial statements at December 31, 2005 contained a going concern modification. Current cash and assets in the quarter ending March 31, 2006 increased slightly from $655,920 at December 31, 2005 to $680,699 on March 31, 2006.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has remained flat, but we see an increase with new regional and national clients. Our current backlog of work takes us into December 2007.

The main programming phase of upgrading TeleWRITER Corporation's TeleWRITER-AGS (Advanced Graphics System) software for computing collaboration was completed in the third quarter of 2004. The company participated in fourteen (14) major venue tradeshows and nine (9) limited venue shows in 2005. The results of these effects can be seen in brand recognition and increasing product orders. The first year of marketing to reintroduce TeleWRITER into the market ended with `Best of Show' award in the category of `Collaboration and Web Conferencing Software at the TechLearn Conference and Exhibition in Las Vegas, Nevada.

In the beginning of April, 2006 the OEM agreement with EarthWalk finally went into effect and first shipments of TeleWRITER software were included in EarthWalks' portable PC carts as the operating and collaborative front end for the systems. The pricing and OEM agreement is based on the provision of their reselling as many as 5,000 combined TeleWRITER Master and student station licenses for there units that are shipped and sold across the country and around the worlds.

In April, 2006, an OEM agreement was executed by BandWydth, headquartered in Dayton, Ohio to include the TeleWRITER-AGS product into there Periscope product system and resell through their reseller network. Final detains of this agreement has yet to be formally announced but BandWydth was given authorization to begin integration and sales to reduce the known lead time needed to ramp up internally.

Until the beginning of 2006 all trade show participation was temporally halted in October to regroup the company. TeleWRITER Corporation has made commitments to participate in a number of Court and Judicial shows over the coming year. The upcoming shows include two private judge's conferences, the Florida Conference for Circuit Court Judges and Court Technologists in Naples, Florida June 11-14, 2006, the Conference of County Court Judges, Orlando, Florida, July 5-7, 2006, and the National Association for Court Management, Fort Lauderdale, Florida, July 9-13, 2006.

With the expansions done last year in the first quarter of 2005, our internal systems should be current for at least two more years before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. Our failure to secure necessary capital, when needed, could have a material adverse effect on our financial condition and results of operations in future periods.

To improve our financial position, a great deal of emphasis has been placed on the expansion of TeleWRITER Corporation sales by establishment of a Sales Representative network nationally, a direct reseller network of dealers and sale of the company's products through national catalogue and internet Master Distributors. The intent shall be primarily to get a high level of cash flow moving that will allow TeleWRITER Corporation to begin paying down it's debt to Communications Research and begin payment of royalties to the parent corporation for use in paying down its own debt and expanding the core business.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of March 31, 2006 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION.

RECENT DEVELOPMENTS

In April, 2006 the OEM agreement with EarthWalk finally went into effect and first shipments of TeleWRITER software were included in EarthWalks' portable PC carts as the operating and collaborative front end for the systems.

In April, 2006, an OEM agreement was executed by BandWydth, headquartered in Dayton, Ohio to include the TeleWRITER-AGS product into there Periscope product system and resell through their reseller network.

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

                          COMMUNICATIONS RESEARCH, INC.

Date: May 12, 2006
                                           By: /s/ Carl R. Ceragno
                                               -------------------
                                               Name: Carl R. Ceragno
                                               Title: Chief Executive Officer
                                               and Chief Financial Officer