Form 10QSB
period 2006-06-30
COMMUNICATIONS RESEARCH INC
filed 2006-08-14
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

                       400C Lake Street, Ramsey, NJ 07446
           (Address of Principal Executive Offices including zip code)

                                 (201) 825-9100
                           (Issuers Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006, there were 159,298,444 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having no par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended June 30, 2006

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                                                                 June 30,          December 31,
                                                                   2006                2005
                                                               -----------         ------------
                                                               (Unaudited)
                                 ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                 $       970         $     2,118
     Accounts receivable, net                                       13,949               4,929
     Prepaid expenses                                                   35                  35
                                                               -----------         -----------
         Total Current Assets                                       14,954               7,082
                                                               -----------         -----------

PROPERTY AND EQUIPMENT, net                                         14,590              31,002
                                                               -----------         -----------
OTHER ASSETS

     Note receivable, related party                                200,000             200,000
     Interest receivable                                            27,630              19,124
     Due from related party                                        412,799             393,724
     Deposits and other assets                                       5,088               4,988
                                                               -----------         -----------
         Total Other Assets                                        645,517             617,836
                                                               -----------         -----------
         TOTAL ASSETS                                          $   675,061         $   655,920
                                                               ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                     Consolidated Balance Sheets (Continued)

                                                                 June 30,          December 31,
                                                                   2006                2005
                                                               -----------         ------------
                                                               (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                          $    10,147         $     7,483
     Accounts payable - related parties                             59,468                  --
     Accrued expenses                                               70,762              81,588
     Stock deposits                                                     --               8,182
     Notes payable, current                                         52,520              32,980
                                                               -----------         -----------
         Total Current Liabilities                                 192,897             130,233
                                                               -----------         -----------
LONG-TERM DEBT

     Notes payable                                                      --               8,657
                                                               -----------         -----------

         Total Long-Term Debt                                           --               8,657
                                                               -----------         -----------

         Total Liabilities                                         192,897             138,890
                                                               -----------         -----------
STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share;
      authorized 100,000,000 shares;
      no shares issued or outstanding                                   --                  --
     Common stock Class A, par value $0.001 per share;
      authorized 160,000,000 shares;
      159,298,444 and 125,934,444 shares issued and
      outstanding, respectively                                    159,298             125,934
     Common stock Class B, par value $0.0001 per share;
      authorized 2,000,000 shares;
      400,000 shares issued and outstanding                             --                  --
     Additional paid-in capital                                  3,399,500           2,734,681
     Subscriptions receivable                                      (19,965)            (19,965)
     Accumulated deficit                                        (3,056,669)         (2,323,620)
                                                               -----------         -----------

         Total Stockholders' Equity                                482,164             517,030
                                                               -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   675,061         $   655,920
                                                               ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the                                    For the
                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                   June 30,
                                             -----------------------------------         -----------------------------------
                                                  2006                 2005                  2006                    2005
                                             -------------         -------------         -------------         -------------
REVENUES                                     $      13,686         $      13,870         $      26,334         $      56,948

COST OF SALES                                           --                 8,317                    --                25,377
                                             -------------         -------------         -------------         -------------

GROSS PROFIT                                        13,686                 5,553                26,334                31,571
                                             -------------         -------------         -------------         -------------

OPERATING EXPENSES

     General and administrative                     15,538                55,515               751,397               105,753
     Depreciation and amortization                   8,206                 7,900                16,412                15,800
                                             -------------         -------------         -------------         -------------

         Total Operating Expenses                   23,744                63,415               767,809               121,553
                                             -------------         -------------         -------------         -------------

NET OPERATING LOSS                                 (10,058)              (57,862)             (741,475)              (89,982)
                                             -------------         -------------         -------------         -------------

OTHER INCOME (EXPENSE)

     Interest income                                 4,250                 4,542                 8,506                 8,790
     Interest expense                                  (40)                   --                   (80)                 (268)
                                             -------------         -------------         -------------         -------------

         Total Other Income (Expense)                4,210                 4,542                 8,426                 8,522
                                             -------------         -------------         -------------         -------------

NET LOSS                                     $      (5,848)        $     (53,320)        $    (733,049)        $     (81,460)
                                             =============         =============         =============         =============

BASIC LOSS PER COMMON SHARE                  $       (0.00)        $       (0.00)        $       (0.01)        $       (0.00)
                                             =============         =============         =============         =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     159,298,444           108,227,334           145,544,499           106,766,383
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

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the Six Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                             2006              2005
                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(733,049)        $ (81,460)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                           16,412            15,800
     Common stock issued for services rendered              690,000             4,000
Changes in operating assets and liabilities:
     Accounts receivable                                     (9,020)           37,202
     Prepaid expenses                                            --             4,813
     Interest receivable                                     (8,506)           (8,496)
     Deposits and other assets                                 (100)               --
     Accounts payable - related parties                      59,468                --
     Accounts payable and accrued expenses                  (16,344)           (2,025)
                                                          ---------         ---------

         Net Cash Used in Operating Activities               (1,139)          (30,166)
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                            (19,075)         (198,101)
     Purchases of property and equipment                         --              (867)
                                                          ---------         ---------

         Net Cash Used in Investing Activities              (19,075)         (198,968)
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                               14,157                --
     Payments on notes payable                               (3,274)           (3,648)
     Payments on notes payable - related parties                 --           (20,414)
     Proceeds from issuance of common stock                  14,351           107,083
     Stock offering costs paid                               (6,168)          (85,480)
     Stock deposits received                                     --             7,328
     Cash received on subscriptions receivable                   --            35,229
                                                          ---------         ---------

         Net Cash Provided by Financing Activities           19,066            40,098
                                                          ---------         ---------

NET DECREASE IN CASH                                         (1,148)         (189,036)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,118           203,519
                                                          ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     970         $  14,483
                                                          =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                          For the Six Months Ended
                                                                  June 30,
                                                          ------------------------
                                                            2006            2005
                                                          --------        --------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                         $     46        $ 10,358
         Income taxes                                     $     --        $     --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered        $690,000        $  4,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2006 and 2005:

                                                                     For the
                                                               Three Months Ended
                                                                    June 30,
                                                 -----------------------------------------
                                                         2006                     2005
                                                 -------------------         -------------
              Net (loss) available to
               common shareholders               $            (5,848)        $     (53,320)
                                                 ===================         =============

              Weighted average shares                    159,298,444           108,227,334
                                                 ===================         =============

              Basic loss per share (based
               on weighted average
               shares)                           $             (0.00)        $       (0.00)
                                                 ===================         =============

                                                                     For the
                                                                 Six Months Ended
                                                                    June 30,
                                                 -----------------------------------------
                                                         2006                     2005
                                                 -------------------         -------------
              Net (loss) available to
               common shareholders               $          (733,049)        $     (81,460)
                                                 ===================         =============

              Weighted average shares                    145,544,499           106,766,383
                                                 ===================         =============

              Basic loss per share (based
               on weighted average
               shares)                           $             (0.01)        $       (0.00)
                                                 ===================         =============

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,056,669 at June 30, 2006 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending June 30, 2006, our revenues totaled $13,686, approximately 1% less than the amount of the comparable three month period ending in fiscal 2005. Total six month revenues totaling $26,334 is 46% below the revenues of the same six month period in 2005. Billable work in the first half of the year has suffered due to key company officers spending a majority of their time away from the core business to manage and support the marketing, sales and client training for the TeleWRITER products. One significant factor effecting billings has be the need to pack and move the operations to new offices as the five year lease expired in the former Mahwah office location. Effectively the company was forced to shut down for 1/3 of the quarter to prepare, move and set up the new offices. Additionally Trade show participation from a subsidiary forced reassignment of revenue generating corporate efforts to promote the subsidiary products and services at trade shows. It is anticipated more time will be spent in the core business by CRI staff with an increase in TeleWRITER staffing through the continuing efforts to bring on large OEM clients and expanding of the reseller network.

We show a net operating loss of $10,058 for the second quarter of 2006, while we operated at a loss of $53,320 in the comparable period ending in 2005. This reduction in Net Loss is attributable to cost saving related to shifting staff and expenses to our subsidiary, TeleWRITER Corporation. For the first half year the one time jump in G&A was the result of payment of back salaries and compensation for the officers and employees of the company in the first quarter, some of whom have worked as much as five years without pay.

TeleWRITER Corporation is expected to become profitable enough shortly to stand on its own and begin contributing operating revenue into Communications Research.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At June 30, 2006 we have an accumulated deficit of $3,056,669 and the report of our independent auditors on our audited financial statements at December 31, 2005 contained a going concern modification. Current cash and assets in the quarter ending June 30, 2006 again increased slightly from $655,920 at December 31, 2005 to $675,061 on June 30, 2006.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering has remained flat, but we see an increase with new regional and national clients. Our current backlog of work takes us into December 2007.

The five year office lease in Mahwah Office Park expired on June 30 and the company has moved to Office Court at Ramsey in a move to reduce expenses and relocate in a more suitable corporate environment. The move has been effective in reducing monthly reoccurring costs by approximately 1/2. Communications Research and subsidiary TeleWRITER have effectively relocated and settled into the new space.

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

Beginning on or about April 1, 2006 the OEM agreement with EarthWalk Corporation became effective and the first shipments of TeleWRITER software were included in EarthWalks' portable PC carts as the operating and collaborative front end for the systems. The pricing under the OEM agreement is based on the provision of their reselling as many as 5,000 combined TeleWRITER Master and student station licenses for the units that are shipped and sold across the country and around the world. Since that time, over one thousand licenses have been sold, the majority being included in systems sold to the Comanche Nation College for systems deployed in the Comanche Nation, Navajo Nation, Rosebud Tribe, the affiliated Tribes of the Mandan, Hidatsa and Arikara Nation and Washoe Tribe of Nevada and California. The company expects the sales target from this company will be meet or exceed expectations.

In April, 2006, an OEM agreement was executed by BandWydth, headquartered in Dayton, Ohio to include the TeleWRITER-AGS product into their Periscope product system and resell through their reseller network. Final details of this agreement have yet to be formally announced, but BandWydth was given authorization to begin integration and sales to reduce the known lead time needed to ramp up internally.

Until the beginning of 2006 all trade show participation was temporarily halted to regroup the company. TeleWRITER Corporation made commitments to participate in a number of Court and Judicial shows over the coming year. In this past Quarter the company effectively exhibited and demonstrated TeleWRITER Products at two private judge's conferences, the Florida Conference for Circuit Court Judges and Court Technologists in Naples, Florida June 11-14, 2006, the Conference of County Court Judges, Orlando, Florida, July 5-7, 2006, as well as a national show, the National Association for Court Management (NACM), Fort Lauderdale, Florida, July 9-13, 2006.

At the NACM show in Fort Lauderdale, the combined Court Automation Solution for the 13th Judicial District, Tampa, Florida was demonstrated and the teaming of TeleWRITER and Marconi/Ericsson was formally announced to aggressively market their integrated solution to Automate Court Process in a number of areas as First Appearance, Arraignment, Juvenile and Alimony proceedings. TeleWRITER announced and will also exhibit at the National Center for State Courts Show `Court Solutions Conference' in Baltimore, MD, September 18-20 and the Middle Atlantic Association for Court Management, Lake Harmony, Pennsylvania, October 15 - 18, 2006.

With the expansions done last year in the first quarter of 2005, our internal systems should be current for at least two more years before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guarantee being successful in our efforts. Our failure to secure necessary capital, when needed, could have a material adverse effect on our financial condition and results of operations in future periods.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of June 30, 2006 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2006 the company began operation from new office located in Ramsey, New Jersey after its five year lease in Mahwah expired as of June 30, 2006.

One July 10, 2006 the company announced the inclusion of its TeleWRITER-AGS system in with the Ericsson (Formerly Marconi) ViPr Codec system and joint shows participation/marketing beginning with the NACM Show in Fort Lauderdale, Florida. The product provides a solution for the court and judicial market to automate and expedite legal proceedings. The collaborative computing capability became a standard feature with ViPr Maintenance Release 2.6. All Distant Learning, Education and Corporate uses of the advanced ViPr system can benefit from the addition.

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

                                           COMMUNICATIONS RESEARCH, INC.

Date: August 14, 2006
                                           By: /s/ Carl R. Ceragno
                                               -------------------
                                           Name: Carl R. Ceragno
                                           Title: Chief Executive Officer
                                           and Chief Financial Officer