Form 10KSB/A
period 2005-12-31
COMMUNICATIONS RESEARCH INC
filed 2006-10-27
CIK 1122686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

Communications Research, Inc.

Date: October 26, 2006                        By: /s/ Carl R. Ceragno
                                                  -------------------
                                                  Carl R. Ceragno

                          COMMUNICATIONS RESEARCH, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Communications Research, Inc.

We have audited the accompanying consolidated balance sheet of Communications Research, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Research, Inc. as December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, which is in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Communications Research, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Communications Research, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

                          COMMUNICATIONS RESEARCH, INC.
                            Statements of Cash Flows


                                                                   For the
                                                                Years Ended
                                                                December 31,
                                                       ----------------------------
                                                           2005             2004
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $  (411,389)     $  (477,790)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                          32,822           31,774
     Write-off of long-term debt                                --         (135,000)
     Common stock issued for services rendered             304,000          413,500
Changes in operating assets and liabilities:
     Accounts receivable                                    43,673         (125,538)
     Prepaid expenses                                        4,778           (4,813)
     Interest receivable                                   (17,000)          (2,124)
     Inventory                                                  --               14
     Accounts payable and accrued expenses                  15,093          (73,243)
                                                       -----------      -----------

         Net Cash Used in Operating Activities             (28,023)        (373,220)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                          (291,676)        (200,000)
     Purchases of property and equipment                   (23,367)         (31,425)
                                                       -----------      -----------

         Net Cash Used in Investing Activities            (315,043)        (231,425)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                              (7,296)         (14,057)
     Proceeds from notes payable -related parties           16,000               --
     Payments on notes payable -related parties            (23,623)        (137,275)
     Proceeds from issuance of common stock                431,656        2,083,666
     Stock offering costs paid                            (318,483)      (1,136,847)
     Stock deposits received                                 8,182               --
     Cash received on subscriptions receivable              35,229               --
                                                       -----------      -----------

         Net Cash Provided by Financing Activities         141,665          795,487
                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH                           (201,401)         190,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           203,519           12,677
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     2,118      $   203,519
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