Form 10QSB/A
period 2006-03-31
COMMUNICATIONS RESEARCH INC
filed 2006-10-27
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

NOTE 4 -      SIGNIFICANT TRANSACTIONS


              During the three months ended March 31, 2006, the Company issued the following shares of its common stock to certain officers and employees, as a one-time bonus for services rendered:


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


We show operating at a net loss of $731,065 for the first quarter of 2006, while we operated at a loss of $58,138 in the comparable period ending in 2005. The one time jump in G&A was the result of a one-time bonus granted to certain officers and employees of the company, approved by the Company's board of directors during the first quarter of 2006.


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