Form 10QSB
period 2006-09-30
COMMUNICATIONS RESEARCH INC
filed 2006-11-14
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, there were 159,398,444 outstanding shares of Class A common stock, par value $0.001 and 2,000,000 outstanding shares of Class B common, having no par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]

                          COMMUNICATIONS RESEARCH, INC.

Form 10-QSB for the quarter ended September 30, 2006

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                              ASSETS
                                                            September 30,    December 31,
                                                                2006             2005
                                                            -------------    ------------
                                                             (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                              $        12      $     2,118
     Accounts receivable, net                                    19,266            4,929
     Prepaid expenses                                                35               35
                                                            -----------      -----------
         Total Current Assets                                    19,313            7,082
                                                            -----------      -----------

PROPERTY AND EQUIPMENT, net                                       6,384           31,002
                                                            -----------      -----------

OTHER ASSETS

     Note receivable, related party                             200,000          200,000
     Interest receivable                                         31,880           19,124
     Due from related party                                     417,966          393,724
     Deposits and other assets                                    5,088            4,988
                                                            -----------      -----------

         Total Other Assets                                     654,934          617,836
                                                            -----------      -----------

         TOTAL ASSETS                                       $   680,631      $   655,920
                                                            ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC
                    Consolidated Balance Sheets (Continued)

         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            September 30,    December 31,
                                                                2006             2005
                                                            -------------    ------------
                                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                       $    18,767      $     7,483
     Accounts payable - related parties                          59,318               --
     Accrued expenses                                            70,762           81,588
     Stock deposits                                                  --            8,182
     Notes payable, current                                      51,304           32,980
                                                            -----------      -----------

         Total Current Liabilities                              200,151          130,233
                                                            -----------      -----------

LONG-TERM DEBT

     Notes payable                                                   --            8,657
                                                            -----------      -----------

         Total Long-Term Debt                                        --            8,657
                                                            -----------      -----------

         Total Liabilities                                      200,151          138,890
                                                            -----------      -----------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.0001 per share;
      authorized 100,000,000 shares;
      no shares issued or outstanding                                --               --
     Common stock Class A, par value $0.001 per share;
      authorized 160,000,000 shares;
      159,398,444 and 125,934,444 shares
      issued and outstanding, respectively                      159,398          125,934
     Common stock Class B, par value $0.0001 per share;
      authorized 2,000,000 shares;
      400,000 shares issued and outstanding                          --               --
     Additional paid-in capital                               3,399,400        2,734,681
     Subscriptions receivable                                   (19,965)         (19,965)
     Accumulated deficit                                     (3,058,353)      (2,323,620)
                                                            -----------      -----------

         Total Stockholders' Equity                             480,480          517,030
                                                            -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                            $   680,631      $   655,920
                                                            ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the                               For the
                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                          --------------------------------      --------------------------------
                                               2006               2005               2006               2005
                                          -------------      -------------      -------------      -------------
REVENUES                                  $      18,006      $      15,508      $      44,340      $      72,456

COST OF SALES                                        --              1,205                 --             26,582
                                          -------------      -------------      -------------      -------------

GROSS PROFIT                                     18,006             14,303             44,340             45,874
                                          -------------      -------------      -------------      -------------

OPERATING EXPENSES

     General and administrative                  15,734             31,139            767,131            136,892
     Depreciation and amortization                8,206              7,900             24,618             23,700
                                          -------------      -------------      -------------      -------------

         Total Operating Expenses                23,940             39,039            791,749            160,592
                                          -------------      -------------      -------------      -------------

NET OPERATING LOSS                               (5,934)           (24,736)          (747,409)          (114,718)
                                          -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)

     Interest income                              4,250              4,290             12,756             13,080
     Interest expense                                --                 --                (80)              (268)
                                          -------------      -------------      -------------      -------------

         Total Other Income (Expense)             4,250              4,290             12,676             12,812
                                          -------------      -------------      -------------      -------------

NET LOSS                                  $      (1,684)     $     (20,446)     $    (734,733)     $    (101,906)
                                          =============      =============      =============      =============

BASIC LOSS PER COMMON SHARE               $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                          =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  159,303,879        114,420,508        150,181,360        109,345,795
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

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                    2006           2005
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $(734,733)     $(101,906)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                  24,618         23,700
     Common stock issued for services rendered                     690,000          4,000
Changes in operating assets and liabilities:
     Accounts receivable                                           (14,337)        27,887
     Prepaid expenses                                                   --          4,813
     Interest receivable                                           (12,756)       (12,744)
     Deposits and other assets                                        (100)            --
     Accounts payable - related parties                             59,318             --
     Accounts payable and accrued expenses                          (7,724)        (2,995)
                                                                 ---------      ---------

         Net Cash Provided by (Used in) Operating Activities         4,286        (57,245)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                                   (24,242)      (266,713)
     Purchases of property and equipment                                --           (867)
                                                                 ---------      ---------

         Net Cash Used in Investing Activities                     (24,242)      (267,580)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                                      14,157             --
     Payments on notes payable                                      (4,490)        (5,472)
     Proceeds on notes payable - related parties                        --         16,000
     Payments on notes payable - related parties                        --        (20,294)
     Proceeds from issuance of common stock                         14,351        338,056
     Stock offering costs paid                                      (6,168)      (249,103)
     Stock deposits received                                            --         54,758
     Cash received on subscriptions receivable                          --         35,229
                                                                 ---------      ---------

         Net Cash Provided by Financing Activities                  17,850        169,174
                                                                 ---------      ---------

NET DECREASE IN CASH                                                (2,106)      (155,651)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,118        203,519
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      12      $  47,868
                                                                 =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                    2006           2005
                                                                 ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                                $      46      $  10,358
         Income taxes                                            $      --      $      --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered               $ 690,000      $   4,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2006 and 2005:

                                                         For the
                                                    Three Months Ended
                                                      September 30,
                                              ------------------------------
                                                  2006              2005
                                              ------------      ------------
              Net (loss) available to
               common shareholders            $     (1,684)     $    (20,446)
                                              ============      ============

              Weighted average shares          159,303,879       114,420,508
                                              ============      ============

              Basic loss per share (based
               on weighted average
               shares)                        $      (0.00)     $      (0.00)
                                              ============      ============

                                                         For the
                                                     Nine Months Ended
                                                      September 30,
                                              ------------------------------
                                                  2006              2005
                                              ------------      ------------
              Net (loss) available to
               common shareholders            $   (734,733)     $   (101,906)
                                              ============      ============

              Weighted average shares          150,181,360       109,345,795
                                              ============      ============

              Basic loss per share (based
               on weighted average
               shares)                        $      (0.00)     $      (0.00)
                                              ============      ============

                          COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,058,353 at September 30, 2006 and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income for the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three month period ending September 30, 2006, our revenues totaled $18,006, 16% increase in the amount from the comparable three month period ending in fiscal 2005. This follows a 39% decrease in revenues for the nine months ending September 30, 2006, compared to the proceeding year period. Third quarter revenues improved significantly with a larger than normal end of quarter amount invoiced with work in process in the core business of Communications Research that had been on hold, beyond our control, and work performed being unable to be invoiced until completion stage is meet triggering stage invoicing. During this period, additionally, key company officers spent a majority of their time away from the core business to manage and support the marketing, sales and client training for the TeleWRITER products.

We show operating at a net loss of $ 5,934 for the third quarter of 2006, while we operated at a loss of $24,736 in the comparable period ending in 2005.

Total operating expenses for the quarter ended September 30, 2006 was $23,940 compared to $39,039 for the third quarter ended in 2005, or a decrease of approximately 39% from the three months ended September 30, 2005. The decrease in operating expenses is attributable to the reduction in personnel and office expenses during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses during our development stage. At September 30, 2006 we have an accumulated deficit of $3,058,353 and the report of our independent auditors on our audited financial statements at December 31, 2005 contained a going concern statement. A major factor in this deficiency is an item carried on the Company books of $807,038 as Additional Paid in Capital which was transferred from the books of the former parent company, prior to the Spin-Off from Visual Telephone International in which capital raised by that corporation was shown incorrectly on the books of this company. The company will continue its effort to correct the current figures to be representative of actual liabilities and assets. Current cash and assets in the quarter ending September 30, 2006 have decreased 7% to $680,631 from $679,770 at the close of September 30, 2005.

We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Our core business of Consulting Engineering and Systems Integration has remained flat, but we expect this to increase with new regional and national clients. Our current backlog of work takes us into October 2007.

For TeleWRITER to continue it will be necessary to secure new capital for the programming needed to upgrade TeleWRITER Corporation's TeleWRITER-AGS (Advanced Graphics System) software for computing collaboration under the new Microsoft Corporations Vista operating system anticipated to be released on or about January 2007. While the company has gained some success in the market, its revenues have not been suitable to fund another major programming development. The first year of marketing to reintroduce TeleWRITER into the market ended with `Best of Show' award in the category of `Collaboration and Web Conferencing Software at the TechLearn Conference and Exhibition in Las Vegas, Nevada.

With the expansions done in the first quarter of 2005, our internal systems should be current for at least one more year before additional upgrades are needed. While we are taking measures to expand our revenues, improve our liquidity and hold our expenses to a minimum, we cannot guaranty being successful in our efforts. Our failure to secure necessary capital, when needed, could have a material adverse effect on our financial condition and results of operations in future periods.

To improve our financial position, a great deal of emphasis has been placed on the expansion of TeleWRITER Corporation sales by establishment of a Sales Representative network nationally and sale of the company's products through national catalogue and direct to OEM companies integrating TeleWRITER into their products and systems. The intent shall be primarily to get a high level of cash flow moving that will allow TeleWRITER Corporation to begin paying down it's debt to Communications Research and begin payment of royalties to the parent corporation for use in paying down its own debt.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of September 30, 2006 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                 COMMUNICATIONS RESEARCH, INC.

Date: November 14, 2006                          By: /s/ Carl R. Ceragno
                                                     --------------------------
                                                 Name: Carl R. Ceragno
                                                 Title: Chief Executive Officer
                                                 and Chief Financial Officer