Form 10KSB
period 2006-12-31
COMMUNICATIONS RESEARCH INC
filed 2007-03-29
CIK 1122686

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF
    1934

                                   ----------

                          COMMUNICATIONS RESEARCH, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                                   ----------


            NEVADA                      0-50069              22-2991753
            ------                      -------              ----------
  (State or other jurisdiction         Commission         (I.R.S. Employer
of incorporation or organization)      File Number        Identification No.)


                   400C Lake Street, Ramsey, New Jersey 07446
                   ------------------------------------------
                (Address of Principal Executive Office)(Zip Code)


                                 (201) 825-9100
                                 --------------
              (Registrant's telephone number, including Area Code)


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2006 were $44,340.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2006 was 159,398,444 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrants SB2, AMENDMENT 4, dated May, 1, 2002, is herein incorporated by reference throughout PART I, II and III of this report.

Transitional Small Business Disclosure Format (check one)        [X] Yes [ ] No

================================================================================

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

         We became a wholly owned subsidiary of Visual Telephone of New Jersey, Inc., a publicly traded Delaware corporation ("Visual of New Jersey") on July 17, 1996. With the merger, Visual of New Jersey changed its name to Visual Telephone International, Inc. ("Visual Telephone") in September of 1996. We operated as a wholly owned subsidiary of Visual Telephone until May 21, 1999, when our shares were distributed to the shareholders of Visual Telephone pursuant to an Agreement and Plan of Reorganization dated May 14, 1999 (the "Reorganization Agreement") by and among us, to the shareholders of record as of close of business on May 21, 1999. Since May 21, 1999, we have operated as a separate and autonomous entity. On July 15, 1999, we completed a change of domicile pursuant with merger agreement which changed our state of domicile from New Jersey to Nevada. In November 1999 the company purchased a non-exclusive license to the Tele-Writer-AGS (Advanced Graphics System) software. The company incorporated Tele-Writer Corporation, Inc. to continue the product development and planned marketing of the software system. On or about November 22, 2006 the company board voted to discontinue further funding for the program and withdrew its ownership position in TeleWRITER Corporation, resending the funding agreement and ownership position, directing its accounts to write off the debt as uncollectible.

         We have two autonomous internal divisions. The Special Systems Consulting Group provides clients with design, development, bid specifications, cost consulting and project management of audio, video, data, security and communications systems. Our Systems Integration Division is a boutique design-build operation, for special clients, to provide turnkey design, develop and act as general contractor to install sophisticated data, audio, video and communications systems.

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

VISUAL PRODUCTS DIVISION.

         The company has totally phased out their line of PC Based desktop video conferencing products and Visual Products Division. Our proprietary Visual-EZ and Communicator products have been frozen with only the intellectual property, trademarks and copyrights retained if required in the future.

TELEWRITER CORPORATION

         The TeleWRITER product has evolved since its inception by Optel in 1982. TeleWRITER was the first audio graphic collaboration software system and in the mid 1990's captured almost 60% of the collaboration market. We acquired a license to use and develop the TeleWRITER-AGS (Advanced Graphics System) system software in 1999. This software was assigned by us, to a subsidiary, TeleWRITER CORPORATION, INC., in exchange for 49% of the common stock in the subsidiary as well as a license to use the software as we deem appropriate.

PRODUCT DEVELOPMENT.

         After a number of years of development and testing, TeleWRITER Corporation released Version 3.0 of the TeleWRITER-AGS operating system in 2004 the first version to operate on the PC XP operating system by Microsoft, the first major revision and update to the software in five years since the former release of Version 2.15 in late 1998. The company had been funding TeleWRITER Corporation throughout the development and marketing of the product.

         We focused our efforts in 2005 to update the operating system and further enhance its features by building an internal software development team of programmers directly engaged by the company with the knowledge and ability to revise the software to meet current operating system compatibility requirements.

         Based on the T.120 Transport Protocol standard, used in the TeleWRITER-AGS, being at the end of its usable life expectancy, the failure of the product to run on the Vista by Microsoft operating system to be released in the winter of 2007, with TeleWRITER Corporation unable to pay on overdue notes to the company, while yet another round of funding was required to rewrite the product again, the Company Directors voted to divest itself of ownership in TeleWRITER completely on or about November 22, 2006 rescinding the transaction and ownership position, directing its accountants to write off the debt as uncollectible.

EMPLOYEES

         As of December 31, 2006, we had 2 full-time employees, none of whom are employed pursuant to the terms of an employment agreement. None of our employees or independent contractors are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

ADDITIONAL INFORMATION

         The Company filed our the SEC a registration statement on Form SB-2 under the Securities Act of 1933 with respect to the common stock that we are registering. Our SEC registration became effective May 8, 2002. The company was cleared by NASD and assigned the trading symbol CRHI. The company was cleared to commence trading on or about May 5, 2003. The Company posted a Bid/Ask on the Over the Counter Pink Sheets on or about October 21, 2003 and on or about November 6, 2003, was authorized to trade on the Over the Counter Bulletin Board. On or about November 29, 2004 the company was approved to increase its Class A shares authorized to 160,000,000 and Class B Convertible shares authorized to 2,000,000.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Communications Research currently occupies approximately 900 square feet of space at 400C Lake Street, Ramsey, New Jersey 07446 for our corporate and administrative offices under a lease expiring on May 31, 2008, and requiring $2,325 monthly rent subject to annual escalations and special additional fees such as property tax increases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

         On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol CRHI. Our Class A shares have been recognized and traded on the NASD Over the Counter Bulletin Board since October 21, 2003. We hope to establish a market for said shares. Our securities have traded recently in a range of . 14 (high)-.005 (low) cents per share since trading commenced.

HOLDERS.

         As of December 31, 2006, there were approximately 1373 shareholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We have been principally focused upon our core business of communications consulting and the systems integration. Management believes the release of the TeleWRITER subsidiary will be instrumental to increasing our long term revenues. We believe that we are on the right path profitability conditional on our revenues increasing. However, we cannot be certain that we will be able to do so. To the extent that we cannot achieve and maintain profitability, we will require additional financing to continue our operations.

RESULTS OF OPERATIONS.

         Revenues We booked total revenues of $44,340 for the year ending December 31, 2006, as compared to revenues $$77,251 for the prior year. Resources normally used productively for income producing work continue to be redirected to launch TeleWRITER sales and marketing to reintroduce the product into the marketplace.

         Operating Expenses For Communications Research individually, our revenues were significantly down from 2005 continuing the downward spiral of the past years. Our operating expenses have increased from $428,091 for the year ending December 31, 2005, to $1,424,472 for the year ending December 31, 2006. The increase in total operating expenses for 2006 reflects our efforts to revive and market the TeleWRITER product.

         Operating Loss We have not shown a net profit for a calendar year as an independent company to date. Our net operating losses have increased from $411,389 as of December 31, 2005 to $1,407,636 as of December 31, 2006, due
largely to the expenses incurred by TeleWRITER Corporation. Over the past years, our executive officers have been loaning us funds to finance our losses over the last several years.

         Cash and cash Equivalents Total cash as of December 31, 2006 fell to an all time low of $1,303 Total current assets increased to $660,827 as of December 31, 2006 largely as a result of notes from TeleWRITER Corporation that have been determined to be uncollectible.

         Current Liabilities Our current liabilities have increased from $142,228 as of December 31, 2005 to $193,726 as of December 31, 2006. The
increase is attributable to an increase in accrued expenses.

         Until we are successful in locating a suitable merger partner, we are reliant upon the ongoing loans from our executive officers or the proceeds of any stock offerings to remain in business.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2006 we have an accumulated deficit of $3,731,256, compared to $$2,322,051 at December 31, 2005 and the report from of our independent auditor on our audited financial statements at December 31, 2006 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to expand our revenues, improve our liquidity and trim our expenses, we cannot guaranty that we will be successful in our efforts.

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

ITEM 7. FINANCIAL STATEMENTS.

                          COMMUNICATIONS RESEARCH, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


                                    CONTENTS


Report of Independent Registered Public Accounting Firm.................... 8

Consolidated Balance Sheet................................................. 9

Consolidated Statements of Operations...................................... 10

Consolidated Statements of Stockholders' Equity (Deficit).................. 11

Consolidated Statements of Cash Flows.......................................12

Notes to the Consolidated Financial Statements............................. 13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Communications Research, Inc.

We have audited the accompanying consolidated balance sheet of Communications Research, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Research, Inc. as December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, which is in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Communications Research, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Communications Research, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 9, 2007

                          COMMUNICATIONS RESEARCH, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                  December 31,
                                                                                     2006
                                                                                  -----------
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                                           $         8
     Accounts receivable, net (Note 1)                                                  1,260
     Prepaid expenses                                                                      35
                                                                                  -----------
         Total Current Assets                                                           1,303
                                                                                  -----------
PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                                                --
                                                                                  -----------
         TOTAL ASSETS                                                             $     1,303
                                                                                  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                                             $    12,654
     Accounts payable - related parties (Note 4)                                       59,918
     Accrued expenses                                                                  71,038
     Notes payable (Note 5)                                                            50,116
                                                                                  -----------
          Total Current Liabilities                                                   193,726
                                                                                  -----------
          Total Liabilities                                                           193,726
                                                                                  -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock Class A, par value $0.001 per share; authorized 160,000,000
      shares; 159,398,444 shares issued and outstanding                               159,398
     Common stock Class B, par value $0.0001 per share; authorized 2,000,000
      shares; 2,000,000 shares issued and outstanding                                      --
     Additional paid-in capital                                                     3,399,400
     Subscriptions receivable                                                         (19,965)
     Accumulated deficit                                                           (3,731,256)
                                                                                  -----------
          Total Stockholders' Equity (Deficit)                                       (192,423)
                                                                                  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                        $     1,303
                                                                                  ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     COMMUNICATIONS RESEARCH, INC.
                 Consolidated Statements of Operations

                                                        For the
                                                      Years Ended
                                                      December 31,
                                          --------------------------------
                                               2006               2005
                                          -------------      -------------
REVENUES                                  $      44,340      $      77,251

COST OF SALES                                        --             27,342
                                          -------------      -------------
GROSS PROFIT                                     44,340             49,909
                                          -------------      -------------
OPERATING EXPENSES

     General and administrative                 786,713            445,178
     Bad debt expense (Note 6)                  651,097                 --
     Depreciation and amortization               31,002             32,822
                                          -------------      -------------
         Total Operating Expenses             1,468,812            478,000
                                          -------------      -------------
NET OPERATING LOSS                           (1,424,472)          (428,091)
                                          -------------      -------------
OTHER INCOME (EXPENSE)

     Interest income                             17,006             17,340
     Interest expense                              (170)              (638)
                                          -------------      -------------
         Total Other Income (Expense)            16,836             16,702
                                          -------------      -------------
NET LOSS                                  $  (1,407,636)     $    (411,389)
                                          =============      =============
BASIC LOSS PER COMMON SHARE (Note 1)      $       (0.01)     $       (0.00)
                                          =============      =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  152,504,570        113,016,157
                                          =============      =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          COMMUNICATIONS RESEARCH, INC.
                  Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2006 and 2005

                                                            Common Stock
                                        -----------------------------------------------
                                                 Class A                    Class B      Additional
                                        -------------------------     -----------------   paid-in      Subscription    Accumulated
                                          Shares         Amount         Shares   Amount   capital       Receivable      Deficit
                                        -----------   -----------     ---------  ------ -----------    ------------   ------------
Balances, January 1, 2005               104,081,670   $   104,081     2,000,000   $--   $ 2,431,713    $  (147,547)   $(1,912,231)

Common stock issued for cash pursuant
  to a Regulation S offering at
  prices ranging from $0.01 to $0.02
  per share                              16,652,774        16,653            --    --       322,651             --             --

Costs of issuance                                --            --            --    --      (318,483)            --             --

Common stock issued for services
  rendered valued at $0.06 per share      5,000,000         5,000            --    --       295,000             --             --

Common stock issued for services
  rendered at $0.02 per share               200,000           200            --    --         3,800             --             --

Subscriptions received                           --            --            --    --            --        127,582             --

Net loss for 2005                                --            --            --    --            --             --       (411,389)
                                        -----------   -----------     ---------  ------ -----------    ------------   ------------
Balances, December 31, 2005             125,934,444       125,934     2,000,000    --     2,734,681        (19,965)    (2,323,620)

Common stock issued for cash at
  $0.018 per share                          464,000           464            --    --         7,719             --             --

Common stock issued for services
  rendered valued at $0.021 per share    30,000,000        30,000            --    --       600,000             --             --

Common stock issued for services
  rendered valued at $0.021 per share     2,000,000         2,000            --    --        40,000             --             --

Common stock issued for services
  rendered valued at $0.018 per share     1,000,000         1,000            --    --        17,000             --             --

Net loss for 2006                                --            --            --    --            --             --     (1,407,636)
                                        -----------   -----------     ---------  ------ -----------    ------------   -----------
Balances, December 31, 2006             159,398,444   $   159,398     2,000,000   $--   $ 3,399,400    $   (19,965)   $(3,731,256)
                                        ===========   ===========     =========  ====== ===========    ============   ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          COMMUNICATIONS RESEARCH, INC.
                      Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                December 31,
                                                       ----------------------------
                                                          2006              2005
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,407,636)     $  (411,389)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                          31,002           32,822
     Bad debt expense                                      651,097               --
     Common stock issued for services rendered             690,000          304,000
Changes in operating assets and liabilities:
     Accounts receivable                                     3,669           43,673
     Accounts receivable - related party                   (21,243)              --
     Prepaid expenses                                           --            4,778
     Interest receivable                                   (17,006)         (17,000)
     Deposits and other assets                               4,988               --
     Accounts payable - related parties                     59,918               --
     Accounts payable and accrued expenses                 (13,561)          15,093
                                                       -----------      -----------
         Net Cash Used in Operating Activities             (18,772)         (28,023)
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to related company                                --         (291,676)
     Purchases of property and equipment                        --          (23,367)
                                                       -----------      -----------
         Net Cash Used in Investing Activities                  --         (315,043)
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                              12,969               --
     Payments on notes payable                              (4,490)          (7,296)
     Proceeds on notes payable - related parties                --           16,000
     Payments on notes payable - related parties                --          (23,623)
     Proceeds from issuance of common stock                  8,183          431,656
     Stock offering costs paid                                  --         (318,483)
     Stock deposits received                                    --            8,182
     Cash received on subscriptions receivable                  --           35,229
                                                       -----------      -----------
         Net Cash Provided by Financing Activities          16,662          141,665
                                                       -----------      -----------
NET DECREASE IN CASH                                        (2,110)        (201,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,118          203,519
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $         8      $     2,118
                                                       ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                      $        94      $    10,358
         Income taxes                                  $        --      $        --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered     $   690,000      $   304,000

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                         COMMUNICATIONS RESEARCH, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Organization

         The consolidated financial statements presented are those of Communications Research, Inc. (the "Company"). The Company was organized on August 11, 1989 in the State of New Jersey. On July 17, 1996, the Company became a wholly-owned subsidiary of Visual Telephone International (VTI), a publicly traded Delaware corporation. On May 21, 1999, shares of the Company were distributed to the shareholders of VTI pursuant to an agreement and Plan of Reorganization spin off. The Company has operated as a separate entity since that date. Effective July 15, 1999, the Company changed its domicile to the State of Nevada through the spin off reorganization. These financial statements are therefore unconsolidated with the Company's parent for all dates presented.

         The Company is engaged in the design and installation of sophisticated communications systems for data and audio visual systems integration.

         b.       Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         c. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         d.       Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and expenses during the reporting period. In these consolidated financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

         e.       Basic (Loss) Per Share

         The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                                                       December 31,
                                             ------------------------------
                                                 2006              2005
                                             ------------      ------------
Numerator - (loss)                           $ (1,407,636)     $   (411,389)
Denominator - weighted average number of
 shares outstanding                           152,504,570       113,016,157
                                             ------------      ------------
Loss per share                               $      (0.01)     $       (0.00)
                                             ============      ============

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

                      Description                 Estimated Useful Life
                      -----------                 ---------------------
                Furniture and fixtures                  5 years
                Lab and test equipment                  5 years
                Software                                3 years
                Vehicles                                5 years

         Depreciation expense for the years ended December 31, 2006 and 2005 was $31,002 and $32,822, respectively.

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006, no impairments were recognized.

         g.       Accounts Receivable

         The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2006. (See also Note 6).

         h.       Revenue Recognition

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

         i.       Provision for Income Taxes

         No provision for income taxes has been recorded due to the net operating losses (NOL) of the Company of approximately $3,415,000. The NOL carryforward will begin to expire in the year 2011. No tax benefit has been reported in the consolidated financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income. Some of the losses will be limited due to the acquisition and change of control.

         The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

                                           December 31,
                                  ----------------------------
                                     2006             2005
                                  -----------      -----------
Deferred tax asset:
Deferred noncurrent tax asset     $ 1,297,700      $   763,800

Valuation allowance                (1,297,700)        (763,800)
                                  -----------      -----------

Total                             $        --      $        --
                                  ===========      ===========

         The components of income tax expense are as follows:

                                           December 31,
                                  ----------------------------
                                     2006             2005
                                  -----------      -----------
Current federal tax               $        --      $        --
Current state tax                          --               --
Change in NOL benefit                (533,900)        (134,803)
Change in allowance                   533,900          134,803
                                  -----------      -----------
Total                             $        --      $        --
                                  ===========      ===========

         j.       Newly Adopted Pronouncements

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. This statement had no impact on the Company's operations for the years ended December 31, 2006 or 2005.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal year beginning after December 15, 2005. This statement had no impact on the Company's operations for the years ended December 31, 2006 or 2005.

         In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

         j.       Newly Adopted Pronouncements (Continued)

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

         In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48's use of the term "more-likely-than-not" in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent). Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

         j.       Newly Adopted Pronouncements (Continued)

         Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption will have material impact on its results of operation.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption;
         (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and
         (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements, if any.

         On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree healthcare plan. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated financial statements, if any.

         k.       Fair Value of Financial Instruments

         The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to continue to implement their marketing strategy to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income in the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2006:

        Furniture and fixtures                                        $  6,806
        Lab and test equipment                                          17,874
        Software                                                         8,867
        Vehicles                                                        51,711
        Accumulated depreciation                                       (85,258)
                                                                      --------
        Total property and equipment                                  $     --
                                                                      ========

NOTE 4 - RELATED PARTY TRANSACTIONS

         At December 31, 2006, the Company was indebted to certain officers of the Company for a total of $59,918. The amount is non-interest bearing, unsecured, and due on demand.

         At December 31, 2006, the Company was indebted to two separate shareholders for a total of $47,137 (Note 5). The amounts are non-interest bearing, unsecured, and due on demand.

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following at December 31, 2006:

     Note payable to a corporation, principal and interest of $608 due monthly at 1.90% per annum interest rate, matured
      in October 2006, secured by a vehicle, currently past due       $  2,979

     Note payable to related individual, non-interest
       bearing, due on demand, unsecured                                 5,000

     Note payable to a director and shareholder, non-interest
       bearing, due on demand, unsecured                                42,137
                                                                      --------

     Total Notes Payable                                                50,116
     Less: Current Portion                                             (50,116)
                                                                      --------
     Long-Term Notes Payable                                          $     --
                                                                      ========

NOTE 6 - DUE FROM RELATED ENTITIES

         During the year ended December 31, 2006, the Company's board of directors determined that $414,967 advanced to a related company, accrued interest on the advances of $36,130, and a $200,000 note held by the Company from the related company were deemed to be uncollectible. Therefore, these amounts totaling $651,097 were expensed to bad debts during the year ended December 31, 2006.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

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

         During 2006, the Company issued a total of 464,000 shares of common stock for cash at a price of $0.018 per share or $8,183.

         On March 16, 2006, the Company issued 30,000,000 shares of common stock to the Company's President for services rendered valued at $0.021 per share, or $630,000.

         On March 16, 2006, the Company issued 2,000,000 shares of common stock to a Company employee for services rendered valued at $0.021 per share, or $42,000.

         On March 21, 2006, the Company issued 1,000,000 shares of common stock to a Company employee for services rendered valued at $0.018 per share, or $18,000.

NOTE 8 - SUBSEQUENT EVENTS

         On February 2, 2007, the Company entered into a preliminary "Agreement and Plan of Merger" with a California corporation. The details on this transaction have not been finalized as of the date of this report.

         On March 13, 2007, the Board of Directors of the Company and its shareholders approved four amendments to the Company's Articles of Incorporation, as follows:

         1)     change the name of the Company to Stratus Entertainment, Inc.

         2) change the capital structure to eliminate the Class B common stock and provide for one class of common stock with 400,000,000 shares authorized for issuance,

         3) create a class of preferred stock with 5,000,000 shares authorized for issuance but unissued, and

         4) effect a 1 for 3,000 reverse split of the Company's common shares outstanding.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

ITEM 8A CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of Dec 31, 2006 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the executive officers, directors and our control persons.

NAME                              AGE         POSITIONS HELD
-------------------------         ---         ---------------------------------
Carl R. Ceragno                   60          Director, President and Treasurer
Lawrence S. Hartman, Esq.         41          Director and Vice President
Almajean O'Connor                 57          Secretary


         The directors named above will serve until the next annual meeting of our shareholders to be held within six (6) months of the close of our fiscal year or until their successors shall have been elected and accepted their positions. Directors are elected for one year terms. Mr. Ceragno and Ms. O'Connor are our executive officers.

         Carl R. Ceragno. Carl R. Ceragno, who is our founder, has served as our president and chief executive officer since our inception. His principal responsibilities include system design engineering, project management, sales and technical proposal preparation since 1992.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation of our three (3) officers for the last five (5) fiscal years:

                                              ANNUAL COMPENSATION                LONG TERM COMPENSATION
   NAME AND                           ------------------------------     -----------------------------------
PRINCIPAL POSITION           YEAR       SALARY       BONUS     OTHER     STOCK     SAR's     LTIP      OTHER
------------------           ----     ----------     -----     -----     -----     -----     -----     -----
Carl R. Ceragno              2002           0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
President & Treasurer        2003     $     0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2004     $     0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2005     $13,653.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2006     $     0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00

Lawrence S. Hartman          2002     $     NONE     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
Vice President               2003     $     NONE     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2004     $     NONE     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2005     $     NONE     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2006     $     NONE     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00

Almajean O'Connor            2002         800.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
Secretary                    2003     $     0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2004     $50,000.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2005     $51,715.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00
                             2006     $     0.00     $0.00     $0.00     $0.00     $0.00     $0.00     $0.00

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

PERCENTAGE OF TOTAL SHARES

   TITLE OF                                           NO. OF      PERCENTAGE OF
    CLASS                      NAME & ADDRESS         SHARES       OWNERSHIP
--------------              -------------------     ----------    -------------
Class A Common              Lawrence S. Hartman      1,050,000       1.25%

Class A Common              Almajean O'Connor        2,000,000       1.4%

Class A Common              Carl R. Ceragno         35,500,000       5.5%
                                                    ----------       ----
All Officers and                                    38,500,000       8.25%
Directors as                                        ==========       ====
a Group (3 Individuals)

Class B Common              Carl R. Ceragno          2,000,000      100.0%

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

RECENT DEVELOPMENTS

         The company is seeking a merger candidate to continue as a going concern and potential to increase asset and revenues.

         On or about March 13, 2007, the company filed a definitive 14C information statement defining a restructuring of the company believed by the company to be in the best interest of its shareholders. The plan has been approved and the company will commence immediately on implementation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1     Certification of Chief Executive Officer

         31.2     Certification of Principle Financial Officer

         32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         99.1     Risk Factors

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2007
                                            COMMUNICATIONS RESEARCH, INC.

                                            By:  /s/ Carl R. Ceragno
                                                 -------------------
                                                 Carl R. Ceragno