Form 10QSB
period 2007-03-31
Stratus Entertainment Inc
filed 2007-05-21
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission File Number: 0-50069

STRATUS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0427195
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400C Lake Street, Ramsey, NJ  07446

(Address of Principal Executive Offices including zip code)

(201) 825-9100

(Issuers Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, there were 359,398,444 outstanding shares of Class A common stock, par value $0.001 and no shares outstanding of a Preferred Class, having a par value of .001.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Stratus Entertainment, Inc.

Form 10-QSB for the quarter ended March 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this Quarterly Report regarding Stratus Entertainment and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Quarterly Report on Form 10-QSB, "Stratus Entertainment," "we," "our," and "us" refers to Stratus Entertainment, Inc., a Nevada corporation, and our subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$87	$8
Accounts receivable, net	—	1,260
Prepaid expenses	—	35

Total Current Assets	87	1,303

PROPERTY AND EQUIPMENT, net	—	—

TOTAL ASSETS	$87	$1,303

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$25,654	$12,654
Accounts payable - related parties	59,918	59,918
Accrued expenses	71,038	71,038
Notes payable	50,116	50,116

Total Current Liabilities	206,726	193,726

Total Liabilities	206,726	193,726

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.0001 per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock Class A, par value $0.001 per share; authorized 400,000,000 shares; 359,398,444 and 159,398,444 shares issued and outstanding, respectively	359,398	159,398
Common stock Class B, par value $0.0001 per share; authorized 2,000,000 shares; -0- and 2,000,000 shares issued and outstanding, respectively (See Note 4)	—	—
Additional paid-in capital	3,199,400	3,399,400
Subscriptions receivable	(19,965)	(19,965)
Accumulated deficit	(3,745,472)	(3,731,256)

Total Stockholders' Deficit	(206,639)	(192,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87	$1,303

The accompanying notes are an integral part of these financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES	$—	$12,648

OPERATING EXPENSES

General and administrative	14,216	735,859
Depreciation and amortization	—	8,206

Total Operating Expenses	14,216	744,065

NET OPERATING LOSS	(14,216)	(731,417)

OTHER INCOME (EXPENSE)

Interest income	—	4,256
Interest expense	—	(40)

Total Other Income (Expense)	—	4,216

NET LOSS	$(14,216)	$(727,201)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	161,620,666	131,637,733

The accompanying notes are an integral part of these financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,216)	$(727,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	8,206
Common stock issued for services rendered	—	690,000
Changes in operating assets and liabilities:
Accounts receivable	1,260	(2,237)
Prepaid expenses	35	—
Interest receivable	—	(4,256)
Deposits and other assets	—	(100)
Accounts payable - related parties	—	53,043
Accounts payable and accrued expenses	13,000	2,608

Net Cash Provided by Operating Activities	79	20,063

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances to related company	—	(7,926)

Net Cash Used in Investing Activities	—	(7,926)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable	—	(1,854)
Proceeds from issuance of common stock	—	14,351
Stock offering costs paid	—	(6,168)

Net Cash Provided by Financing Activities	—	6,329

NET INCREASE IN CASH	79	18,466

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	2,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87	$20,584

The accompanying notes are an integral part of these financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$40
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$—	$690,000

The accompanying notes are an integral part of these financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended March 31, 2007 and 2006:

	For the Three Months ended March 31,
	2007	2006
Net (loss) available to common shareholders	$(14,216)	$(727,201)

Weighted average shares	161,620,666	131,637,733

Basic loss per share (based on weighted average shares)	$(0.00)	$(0.01)

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,745,472 at March 31, 2007 and limited internal financial resources.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 4 -

SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2007 the Company filed a scheduled 14C which was approved by the SEC with the following effective changes:

-

The name of the company was changed to Stratus Entertainment, Inc.

-

Conversion of 2,000,000 Class B common stock shares to 200,000,000 shares of Class A common stock.

-

Retirement of the Class B shares upon conversion to Class A common shares

-

Increase of authorized Class A common stock to 400,000,000 shares with par value at $0.001 per share.

-

Created a class of preferred stock with 5,000,000 shares authorized for issuance, but unissued.

NOTE 5 -

SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the following events occurred:

-

Effective April 11, 2007, the Company effected a 1 for 3,000 reverse split of the Company’s common shares outstanding.

-

Effective April 23, 2007, the Company issued a total of 3,510,000 (post-split) shares of common stock in conversion of debt totaling $70,200, or $0.02 per share, to the Company’s President.

-

Effective April 21, 2007, the Company issued a total of 2,047,500 (post-split) shares of common stock in conversion of debt totaling $40,950, or $0.02 per share, to a related party.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

For the three month period ending March 31, 2007, there were no revenues as the company is using this time to reorganize and consolidate Communications Research, Inc. (the Former company) and Stratus Entertainment (the Company).  After years of reoccurring losses, the management and Board of Trustee’s of the Former Company had determined it to be in the best interest of the shareholders to merge with a going corporation and move forward in a positive direction.

Liquidity and Capital Resources

The Former Company incurred cumulative losses during the past five consecutive years.  At December 31, 2006 as reported on the 10KSB annual report, the Former Company had an accumulated deficit of $3,731,256 and the report of their independent auditors on their audited financial statements at December 31, 2006 contained a going concern modification.

Integrated Reports to Security Holders

Effective January 17, 2007 the company accepted the resignation of Lawrence Hartman from the Board of Directors and as VP of the company.  To fill the vacancy, Derek Jones was appointed to the Board of Directors and as Corporate VP and Secretary.

Pursuant to a reorganization of the company, on or about March 13, 2007 the Company prepared and filled a Schedule 14C for shareholders of record to vote on proposed amendments to the Articles of Incorporation of the company.  Details of the content and amendments are detailed in Part II, Item 4 of this report.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of March 31, 2007 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On or about March 13, 2007 the Company prepared and filled a Schedule 14C with was accepted by the SEC, which was filed in definitive form with the SEC and mailed to all shareholders on March 19, 2007 to vote on the proposed amendments to the Articles of Incorporation of the company.  Waiting the required 20 days, the company obtained the written consent of the majority of shareholders of the outstanding capital stock of the corporation approving the adoption of proposed amendments to the Articles of Incorporation.

The Amendments approved will:

(i)

Change our name to "Stratus Entertainment, Inc.";

(ii)

Change our capital structure to provide for one class of Common Stock with 400,000,000 shares authorized and a class of Preferred Stock with 5,000,000 shares authorized but preferences undefined;

(iii)

Effect a one for 3,000 reverse split of the issued and outstanding common shares.

To become effective, the Amendments were filed with the Nevada Secretary of State and designated as effective by the Board of Directors.  The following summarizes the Amendments.

NAME CHANGE

The Amendment changed our name to "Stratus Entertainment, Inc." Our ticker (trading) symbol, which was "CRHI" was changed to SRTU the CUSIP number which was 203416102 was changed to 863158014.  Our stock will change as a result of the name and CUSIP Number change. After the name change, shareholders will be permitted to, but need not, exchange their certificates to reflect the change in corporate name. However, the existing certificates will continue to represent full shares (but not fractional shares) of our Common Stock after the 1 for 3000 reverse split, as if the corporate name had not changed, but with the number of shares indicated on the certificate reduced by the reverse stock split.  Our transfer agent will issue stock certificates with the new company name as stock certificates are sent in upon transfers of shares by existing shareholders.

The Board authorized a change in Transfer Agents.  The transfer agent for the common stock is:

Signature Stock Transfer, Inc., Attention: Jason Bogutski, Plaino, TX, Telephone: 972 612 4120

CREATION OF PREFERRED STOCK

Our Articles of Incorporation do not currently authorize a class of Preferred Stock. It may be preferable or necessary in the future to issue preferred stock to investors. Preferred stock usually grants the holders certain preferential rights in voting, dividends, liquidation and/or other rights in preference over the Common Stock. Accordingly, in order to grant us the flexibility to issue our equity securities in the manner best suited for the company, or as may be required by the capital markets, the Amendment will create 5,000,000 authorized shares of preferred stock.

Since we do not know what the terms of any future series of preferred stock would be, the Amendment to our Articles of Incorporation, attached as Appendix A to this information statement authorizes the issuance of preferred stock with the terms, rights and features to be determined by the board of directors upon issuance. The authorization of such preferred stock would permit our board of directors to authorize and issue preferred stock from time to time in one or more series. The Amendment will provide us with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to our Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the board of directors for any proper corporate purpose.

Subject to the limitations prescribed by law, the board of directors will be expressly authorized, at its discretion, to determine the number of series into which shares of Preferred Stock may be divided, to determine the designations, powers, preferences and voting and other rights, and the qualifications, limitations and restrictions granted to or imposed upon the Preferred Stock or any series thereof or any holders thereof, to determine and alter the designations, powers, preferences and rights, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock or the holders thereof, to fix the number of shares of that series and to increase or decrease, within the limits stated in any resolution of the board of directors originally fixing the number of shares constituting any series (but not below the number of such shares then outstanding), the number of shares of any such series subsequent to the issuance of shares of that series.

REVERSE STOCK SPLIT

As of the Record Date for the reverse stock split, 159,398,444 shares of our Class A Common Stock and 2,000,000 shares of Class B Common Stock will be outstanding. As a result, 359,398,444 shares of Common Stock may be outstanding on an as converted basis. The Board of Directors believes this number is far too large given the size of the Company, and results in our Common Stock being priced at pennies per share. The 3,000 for 1 reverse stock split will reduce our number of shares of Common Stock outstanding to approximately 120,000 shares as of the Record Date for the reverse stock split, on an as converted basis. The Board of Directors is hopeful that the smaller number of shares outstanding may help us to develop a trading market for our shares.

We will not be issuing fractional shares as a result of the reverse stock split. If the number of shares held by a stockholder is less than the next higher whole number, the number of shares will be rounded DOWN to the nearest whole number. Given that the value of any fractional share will likely be small, we believe that this method is preferable to paying cash in lieu of issuing fractional shares. Because we will not be paying cash for fractional shares, our reverse split will have the effect of reducing the number of our shareholders.

While Management is optimistic that the reverse split will result in an increase in the market price of our Common Stock, there can be no assurance that our Common Stock will trade at a higher price after the reverse split, or that any such increase if it occurs, will be sustained. If the market price of our Common Stock declines after the implementation of the reverse split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would be the case in the absence of a reverse split.

Management calculates that upon consummation of the reverse split, we will have approximately 120,000 common shares outstanding in the hands of approximately 650 shareholders. Management believes there will thus remain a sufficient base of shareholders and publicly held stock such that an active trading market in our common stock can be sustained. As a result, we will not become a private company upon consummation of the reverse split, we will continue to file reports under the Exchange Act, and our common shares will continue to be publicly traded.

We believe that the federal income tax consequences of the reverse split to shareholders will be as follows:

No gain or loss will be recognized by a stockholder on the
surrender of their existing shares of Common Stock or upon
receipt of a certificate representing the new number of
shares of Common Stock;

The aggregate tax basis of the shares after the reverse
split will equal the aggregate tax basis of the shares
exchanged therefore;

The holding period of the shares after the reverse split
will include the holding period of the holder's existing
shares; and The conversion of the existing shares into the
new shares after the reverse split will produce no gain or
loss to the Company.

Our belief as outlined above is not binding upon the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or the courts will accept the positions expressed above. This summary does not purport to be complete and does not address the tax consequences to holders that are subject to special tax rules, such as banks, insurance companies, regulated investment companies, personal holding companies, foreign entities, non-resident foreign individuals, broker-dealers and tax exempt entities. This summary also assumes that the existing shares of Common Stock were, and the new shares of Common Stock will be, held as a “capital asset,” as defined in the Internal Revenue Code of 1986, as amended (i.e., generally, property held for investment). The state and local tax consequences of the reverse split may vary significantly as to each stockholder, depending upon the state in which the stockholder resides. The foregoing summary is included for general information only. Accordingly, shareholders are urged to consult their own tax advisors with respect to the federal, state and local tax consequences of the reverse split.

Item 5. Other Information.

RECENT DEVELOPMENTS

In April, 2007, the company authorized the conversion of the two year old debt to L. Hartman of $25,000 plus interest of 8 ½% as per the terms and conditions of the note into post reverse shares at a conversion rate of .02 per share into 2,047,500 shares.

In April, 2007, the company authorized the conversion of the two year old debt to C. Ceragno of $60,000 plus interest of 8 ½% as per the terms and conditions of the note into post reverse shares at a conversion rate of .02 per share into 3,510,000 shares.

Item 6. Exhibits.

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

Date: May 21, 2007

STRATUS ENTERTAINMENT, INC.

By:	/s/ Carl R. Ceragno
Name:	Carl R. Ceragno
Title:	Chief Executive Officer
and Chief Financial Officer