Form 10QSB
period 2007-06-30
Stratus Entertainment Inc
filed 2007-08-13
CIK 1122686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission File Number: 0-50069

STRATUS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0427195
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 Airport Ave. Suite 20, Santa Monica, CA 90406

(Address of Principal Executive Offices including zip code)

310 636-9224

(Issuers Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, there were 5,730,432 outstanding shares of Class A common stock, par value $0.001 and, no shares outstanding of a Preferred Class, having a par value of .0001.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Stratus Entertainment, Inc.

Form 10-QSB for the quarter ended June 30, 2007

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

When used in this Quarterly Report on Form 10-QSB, "Stratus Entertainment", "we", "our", “the company” and "us" refers to Stratus Entertainment, Inc., a Nevada corporation, and our subsidiaries.

Part I. Financial Information

Item 1. Financial Statements

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40	$8
Accounts receivable, net	—	1,260
Prepaid expenses	—	35

Total Current Assets	40	1,303

PROPERTY AND EQUIPMENT, net	—	—

TOTAL ASSETS	$40	$1,303

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,782	$12,654
Accounts payable - related parties	—	59,918
Accrued expenses	—	71,038
Notes payable, current	—	50,116

Total Current Liabilities	15,782	193,726

Total Liabilities	15,782	193,726

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001 per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock Class A, par value $0.001 per share; authorized 400,000,000 shares, 5,677,299 and 53,133 (post-split) shares issued and outstanding, respectively	5,677	53
Common stock Class B, par value $0.0001 per share; authorized 2,000,000 shares; -0- shares issued and outstanding (see Note 4)	3,751,449	3,558,745
Additional paid-in capital
Subscriptions receivable	(19,965)	(19,965)
Accumulated deficit	(3,752,903)	(3,731,256)

Total Stockholders' Deficit	(15,742)	(192,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40	$1,303

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$—	$13,686	$—	$26,334

OPERATING EXPENSES

General and administrative	7,431	15,538	21,647	751,397
Depreciation and amortization	—	8,206	—	16,412

Total Operating Expenses	7,431	23,744	21,647	767,809

NET OPERATING LOSS	(7,431)	(10,058)	(21,647)	(741,475)

OTHER INCOME (EXPENSE)

Interest income	—	4,250	—	8,506
Interest expense	—	(40)	—	(80)

Total Other Income (Expense)	—	4,210	—	8,426

NET LOSS BEFORE INCOME TAX EXPENSE	(7,431)	(5,848)	(21,647)	(733,049)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(7,431)	$(5,848)	$(21,647)	$(733,049)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.11)	$(0.01)	$(15.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,118,371	53,099	2,097,350	48,515

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,647)	$(733,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	16,412
Common stock issued for services rendered	—	690,000
Changes in operating assets and liabilities:
Accounts receivable	1,260	(9,020)
Prepaid expenses and other	35	(100)
Interest receivable	—	(8,506)
Accounts payable - related parties		59,468
Accounts payable and accrued expenses	3,128	(16,344)

Net Cash Used in Operating Activities	(17,224)	(1,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related company	—	(19,075)

Net Cash Used in Investing Activities	—	(19,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on notes payable	—	14,157
Payments on notes payable	(7,979)	(3,274)
Proceeds from issuance of common stock	—	14,351
Cash contributions	25,235	—
Stock offering costs paid	—	(6,168)

Net Cash Provided by Financing Activities	17,256	19,066

NET DECREASE IN CASH	32	(1,148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	2,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40	$970

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$46
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Common stock issued for services rendered	$—	$690,000

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS ENTERTAINMENT, INC.

(formerly, Communications Research, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 31,
	2007	2006

Net (loss) available to common shareholders	$(21,647)	$(733,049)

Weighted average shares	2,097,350	48,515

Basic loss per share (based on weighted average shares)	$(0.01)	$(15.11)

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,752,903 at June 30, 2007 and limited internal financial resources. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations. Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 4 -

SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2007 the Company filed a scheduled 14C which was approved by the SEC with the following effective changes:

—

The name of the company was changed to Stratus Entertainment, Inc.,

—

Conversion of 2,000,000 Class B common stock shares to 200,000,000 (66,666 post-split) shares of Class A common stock,

—

Retirement of the Class B shares upon conversion to Class A common shares

—

Increase of authorized Class A common stock to 400,000,000 shares with par value at $0.001 per share,

—

Created a class of preferred stock with 5,000,000 shares authorized for issuance, but unissued,

—

Effective April 11, 2007, the Company effected a 1 for 3,000 reverse split of the Company’s common shares outstanding,

—

Effective April 11, 2007, the Company issued a total of 3,510,000 shares of common stock in conversion of debt totaling $130,956, or $0.037 per share, to the Company’s President,

—

Effective April 11, 2007, the Company issued a total of 2,047,500 shares of common stock in conversion of debt totaling $40,950, or $0.02 per share, to a related party,

—

A related company paid various outstanding payables and expenses on behalf of the Company totaling $25,235, which has been recorded as cash contributions to capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the six month period ending June 30, 2007, there were no revenues as the company is using this time to reorganize and consolidate Communications Research, Inc. (the Former company) and Stratus Entertainment (the Company). After years of reoccurring losses, the management and Board of Trustee’s of the Former Company had determined it to be in the best interest of the shareholders to merge with a going corporation and move forward in a positive direction.

Liquidity and Capital Resources

The Former Company incurred cumulative losses during the past five consecutive years. At December 31, 2006 as reported on the 10KSB annual report, the Former Company had an accumulated deficit of $3,731,256 and the report of their independent auditors on their audited financial statements at December 31, 2006 contained a going concern modification.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of June 30, 2007 (the "Evaluation Date"). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

RECENT DEVELOPMENTS

Subsequent events:

1. On or about April 11, 2007, the company authorized the conversion of the two year old debt and interest to L. Hartman totaling $40,950 as per the terms and conditions of the note into post reverse shares at a conversion rate of .02 per share into 2,047,500 shares. These shares were issued simultaneously with the 1 for 3000 reverse split. The market value of the Company’s common stock on the date of issuance was $0.02 per share.

2. On or about April 11, 2007, the company authorized the conversion of the two year old debt and interest to C. Ceragno of $130,956 as per the terms and conditions of the note into post reverse shares at a conversion rate of .037 per share into 3,510,000 shares. These shares were issued simultaneously with the 1 for 3000 reverse split. The market value of the Company’s common stock on the date of issuance was $0.02 per share.

3. On or about April 11, 2007, the Company effected a 1 for 3,000 reverse split of the Company’s common shares outstanding,

4. On or about April 25, 2007 the Company terminated merger negotiations with ProSports Inc., and began to actively investigate potential merger candidates, or other options and directions available to the company.

5. On July 20, 2007 Stratus entered into a stock purchase agreement with Merger Law Associates, Ltd. for the sale of 26,000,000 post split, restricted, shares in exchange for $400,000. The funds will be used to capitalize the corporation, and to provide working capital.

6. On or about July 20, 2007 the Board authorized a 1-5 forward split Effective July 31, 2007

7. Based upon the prior resignation of Carl R. Ceragno as President, CFO and Director, at a special meeting of the Board of Directors convened on July 25, 2007, the Corporate Secretary and Director Derek Jones was elected by the Board as President, CFO and Director. Mr. Charles McGuirk was subsequently elected as Corporate Secretary and Director to fill the positions vacated by Mr. Jones. Mr. Jones and Mr. McGuirk have accepted the nominations and responsibilities of the positions thereof.

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

Stratus Entertainment, Inc.

Date: August 10, 2007

By: s/ DEREK JONES
Name: Derek Jones
Title: President and Chief Financial Officer