Form 10QSB
period 2007-09-30
Latin Television, Inc
filed 2007-12-20
CIK 1122686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 for the quarterly period ended September 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to _________

COMMISSION FILE NUMBER 0-50069

LATIN TELEVISION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0427195
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3200 Airport Ave. Suite 20, Santa Monica, CA 9040
(Address of principal executive offices)

310-636-9224
(Issuer's telephone number)

Stratus Entertainment, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of December 17, 2007: 5,677,299 shares

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

LATIN TELEVISION, INC.
(formally Stratus Entertainment, Inc.)
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Balance Sheet as of September 30, 2007 and 2006 (unaudited)

Condensed Statements of Operations for the nine months ended September 30, 2007 and 2006 (unaudited)

Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

Item 3A(T). Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Part I. Financial Information

Item 1. Financial Statements

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$40	$8
Accounts receivable, net	-	1,260
Prepaid expenses	-	35

Total Current Assets	40	1,303

PROPERTY AND EQUIPMENT, net	-	-

TOTAL ASSETS	$40	$1,303

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$47,782	$12,654
Accounts payable - related parties	-	59,918
Accrued expenses	-	71,038
Notes payable, current	-	50,116

Total Current Liabilities	47,782	193,726

Total Liabilities	47,782	193,726

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.0001 per share authorized
5,000,000 shares; no shares issued or outstanding	-	-
Common stock Class A, par value $0.001 per share;
authorized 400,000,000 shares, 5,677,299 and 53,133
(post-split) shares issued and outstanding, respectively	5,677	53
Common stock Class B, par value $0.0001 per share;
authorized 2,000,000 shares; -0- shares issued
and outstanding (see Note 4)	-	-
Additional paid-in capital	3,751,449	3,558,745
Subscriptions receivable	(19,965)	(19,965)
Accumulated deficit	(3,784,903)	(3,731,256)

Total Stockholders' Deficit	(47,742)	(192,423)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$40	$1,303

See accompanying notes and accountant’s report.

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$-	$18,006	$-	$44,340

OPERATING EXPENSES

General and administrative	32,000	15,734	53,647	767,131
Depreciation and amortization	-	8,206	-	24,618

Total Operating Expenses	32,000	23,940	53,647	791,749

NET OPERATING LOSS	(32,000)	(5,934)	(53,647)	(747,409)

OTHER INCOME (EXPENSE)

Interest income	-	4,250	-	12,756
Interest expense	-	-	-	(80)

Total Other Income (Expense)	-	4,250	-	12,676

NET LOSS BEFORE INCOME TAX EXPENSE	(32,000)	(1,684)	(53,647)	(734,733)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(32,000)	$(1,684)	$(53,647)	$(734,733)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.02)	$(14.68)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,677,299	53,101	3,303,780	50,060

See accompanying notes and accountant’s report.

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(53,647)	$(734,733)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	24,618
Common stock issued for services rendered	-	690,000
Changes in operating assets and liabilities:
Accounts receivable	1,260	(14,337)
Prepaid expenses and other	35	-
Interest receivable	-	(12,756)
Deposits and other assets	-	(100)
Accounts payable - related parties		59,318
Accounts payable and accrued expenses	35,128	(7,724)

Net Cash Used in Operating Activities	(17,224)	4,286

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances to related company	-	(24,242)

Net Cash Used in Investing Activities	-	(24,242)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on notes payable	-	14,157
Payments on notes payable	(7,979)	(4,490)
Proceeds from issuance of common stock	-	14,351
Cash contributions	25,235	-
Stock offering costs paid	-	(6,168)

Net Cash Provided by Financing Activities	17,256	17,850

NET DECREASE IN CASH	32	(2,106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	2,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40	$12

See accompanying notes and accountant’s report.

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$46
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$690,000

See accompanying notes and accountant’s report.

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2007 and 2006:

	For the
	Three Months Ended
	September 30,
	2007	2006
Net (loss) available to
common shareholders	$(32,000)	$(1,684)

Weighted average shares	5,677,299	53,101

Basic loss per share (based
on weighted average
shares)	$(0.01)	$(0.03)

	For the
	Nine Months Ended
	September 30,
	2007	2006
Net (loss) available to
common shareholders	$(53,647)	$(734,733)

Weighted average shares	3,303,780	50,060

Basic loss per share (based
on weighted average shares)	$(0.02)	$(14.68)

LATIN TELEVISION, INC.
(formerly, Communications Research, Inc.)
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,784,903 at September 30, 2007 and limited internal financial resources.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 4 -  SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2007 the following significant events occurred:

-
On August 29, 2007, the shareholders of the Company consented to an amendment to the Articles of Incorporation of the Company to change the name to Latin Television, Inc. The name change became effective on September 10, 2007.

-
On August 14, 2007, the Company purchased the assets of THE League Publishing, Inc. (Latin Television, Inc.) for the purchase price of 1,500,000 restricted shares of common stock. The acquired assets of THE League Publishing, Inc. consisted primarily of television studio assets, intellectual property and television broadcasting rights. Subsequently, on November 15, 2007, the parties of the asset acquisition agreement, mutually agreed to rescind and unwind the asset acquisition. The consideration of restricted shares are subsequently held in escrow pending final conditions to be resolved. The anticipated operations related to the acquired broadcasting assets and rights had not commenced. In accordance with the rescission agreement, the parties mutually release Latin Television, Inc. of any contractual or contingent obligations that may have been incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Overview

The Company was incorporated in New Jersey on August 11, 1989. From inception until 1992, the Company acted as consultants and engineers providing research and development for manufacturers and clients using RF Broadband technology for video and data products. Beginning in 1992, the Company began to design and install video conference and video presentation systems.

The Company became a wholly owned subsidiary of Visual Telephone of New Jersey, Inc., a publicly traded Delaware corporation and changed its name to Visual Telephone International, Inc. in 1996. The Company was a wholly owned subsidiary of Visual Telephone until 1999, when the shares were distributed to the shareholders of Visual Telephone pursuant to an Agreement and Plan of Reorganization.  Since 1999, the Company operated as a separate and autonomous entity. On July 15, 1999, the Company changed its domicile from New Jersey to Nevada pursuant with merger agreement.  In November 1999 the company purchased the assets of Optel, of Syosset, NY, that principle asset was the exclusive rights to the Tele-Writer-AGS (Advanced Graphics System) software.

In 2002, the Company phased its PC based desktop video conferencing products. The Company continued to support and develop the software embedded into the operating system of the TeleWRITER AGS system until 2006.  On or about November 22, 2006 the Board of Directors voted to discontinue further funding for the program and withdrew its ownership position in TeleWRITER Corporation, resending the funding agreement and ownership position, directing its accounts to write off the debt as uncollectible.

After years of reoccurring losses, the management and Board of Directors of the Company determined it to be in the best interest of the shareholders to merge with a going corporation and move the Company forward in a positive direction.

On or about March 13, 2007 the Company filed a Schedule 14C seeking to amend its Articles of Incorporation.  It was accepted by the U.S. Securities Exchange Commission and was mailed to all shareholders on March 19, 2007 to vote on the proposed amendments.  The Company obtained the written consent of the majority of shareholders.  The amendments changed the name of the Company to “Stratus Entertainment, Inc.” and changed the capital structure to provide for one class of Common Stock with 400,000,000 shares authorized and a class of Preferred Stock with 5,000,000 shares authorized but preferences undefined.  Additionally the amendment effect a one for 3,000 reverse split of the issued and outstanding common shares.  The Company was issued a new trading symbol of SRTU.

On August 14, 2007, the Company entered into an Asset Purchase Agreement with THE League Publishing, Inc., a Nevada Corporation, (formally known as Latin Television, Inc., symbol LTVI) whereby the Company would purchase certain assets associated with Latin Television.  The Company purchased the Latin Television Intellectual Property Rights (trademarks and logos), broadcasting rights to certain programs previously produced for Latin Television and a small amount of studio equipment.  The Company issued 1,500,000 of restricted common stock as purchase price for those assets. After the close of the quarter, but prior to the filing of this report, the Asset Purchase Agreement was rescinded and declared void.

On August 29, 2007 the shareholders of the Company consented to an amendment to the Articles of Incorporation of the Company to change the name of the company to Latin Television, Inc. The Company’s name change became effective September 10, 2007.  The NASDAQ assigned the Company a new trading symbol of LTVS.

The Company began formulating a plan whereby it would use the purchased assets to enter into the Spanish language television market.  The Company soon identified several issues which made that goal unworkable.  The Board of Directors determined it was in the best interests of the shareholders to move the Company in a different direction, away from the prior Latin Television model.  The Company never generated any revenue as Latin Television and further, other than securing the two Time Brokerage Agreements, it never conducted any substantive operations as Latin Television.

On November 15, 2007, the Company rescinded the Asset Purchase Agreement with THE League Publishing, Inc. and returned all the Latin Television assets.  Additionally, THE League Publishing, Inc. has returned the 1,500,000 restricted purchase shares to the treasury of the Company.

The Company has plans to change its name from Latin Television, Inc. back to Stratus Entertainment, Inc.

Changes in Directors and Executives

At a special meeting of the Board of Directors convened on July 25, 2007, the Corporate Secretary and Director, Derek Jones was elected by the Board as President, CFO.  Mr. Charles McGuirk also elected as Corporate Secretary and Director to fill the positions vacated by Mr. Jones.

Mr. Charles McGirk resigned from his position as the Secretary and a Director of the Company on August 12, 2007. Mr. McGirk resigned for personal reasons and not because of any disagreement with the Company’s policies or procedures.

Mr. Randall S. Appel left THE League Publishing, Inc. where he guided Latin Television and joined the Company as the Chief Executive Officer, President and Treasurer on August 24, 2007.  On the same day the Board of Directors also appointed Mr. Luis Baraldi, a former Director of THE League Publishing, Inc., as the Secretary and Chief Operating Officer of the Company.  On August 27, 2007, the Board of Directors appointed Mr. Randall S. Appel and Mr. Luis Baraldi as directors to fill vacancies on the board.  Mr. Appel filled the vacancy created by the resignation of Mr. Carl R. Ceragno and Mr. Baraldi filled the vacancy created by the resignation of Mr. Charles McGirk.

After the rescission and dissolution of the Latin Television asset purchase, on December 6, 2007, Mr. Randall S. Appel resigned as a Director of the Company and from the Executive positions of President, Secretary and Treasurer.  On the same day, Mr. Luis Baraldi resigned from his position as a Director and Chief Operating Officer of the Company.  Mr. Appel and Mr. Baraldi left the Company to pursue business opportunities in the Spanish language media markets.  Neither Mr. Appel nor Mr. Baraldi resigned due to any conflict or disagreement with the policies and procedures of the Company.

As of the filing of this report, Mr. Derek Jones was the sole Director and the acting Chief Executive Officer and Chief Financial Officer of the Company.

Results of Operations

For the nine month period ended September 30, 2007, there were no revenues.   The Company incurred approximately $32,000 in expenses for the quarter.  Those expenses were entirely administrative and professional related (legal fees, accounting and auditor fees, transfer agent fees, etc.). The minimal transactions that occurred during the brief period the Company controlled the Latin Television Assets were moved off the books of the Company and on to the financials of THE League Publishing, Inc..  The Company is still reorganizing after consolidating with Communications Research, Inc. (the Former company) and rescinding its asset purchase with THE League Publishing, Inc. as it briefly did business under its new name, Latin Television, Inc..

Liquidity and Capital Resources

The Company incurred cumulative losses during the past five consecutive years from operations as Communications Research, Inc.  At December 31, 2006 as reported on the 10KSB annual report, the Company had an accumulated deficit of $3,731,256 and the report of their independent auditors on their audited financial statements at December 31, 2006 contained a going concern modification.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Going Concern

The Company is in the development stage with currently no operations and an accumulated deficit from inception, as reflected in the December 31, 2006, 10KSB financial statements, of $3,731,256 and has yet to achieve profitable operations.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company does not have enough cash to satisfy its minimum cash requirements for the next twelve months.  Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock.  Additionally, if necessary, the officers or directors may make loans to enable the Company to meet its minimum cash requirements.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements.

In February 2007, the FASB issued Statement No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of September 30, 2007 (the "Evaluation Date").  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T) Controls and Procedures

Management’s Internal Control over Financial Reporting

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is accurately recorded, processed, summarized, and reported, according to the rules and regulations and within the time periods proscribed by the Exchange Act.  The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company’s goals of compliance with the Exchange Act.  However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and inherent risks within any control procedure.  There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate.  Because of the inherent limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company’s Certifying Officer.  The Company’s Certifying Officer, the board of directors, management, and other personnel, are involved in implementing the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records in reasonable detail and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the management and directors of the Company; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets, or unauthorized transactions, that could have a material effect on the Company’s financial statements.

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended September 30, 2007, that could materially affect the Company’s ability to comply with the Exchange Act.  The Certifying Officer is aware of no instances during the quarter ended September 30, 2007, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

On or about July 20, 2007 the Board authorized a 1-5 forward split, effective July 31, 2007.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Recent Developments and Subsequent Events

Material Contracts

On October 10, 2007 the Company, while engaged in developing its Spanish language television business, entered into a Time Brokerage Agreement with DTV, LLC and Sunshine Broadcasting, Inc. DTV, LLC is a Wyoming limited liability company that holds the FCC license for WIRE Channel 40 in Atlanta, Georgia.  Sunshine Broadcasting, Inc. is a Wyoming corporation that holds the FCC license for WIMP Channel 25 in Miami, Florida.  Those agreements gave the Company control of the air time of those television stations to use for Spanish language programming.

The Company is no longer pursuing any business in the Spanish language media or television programming of any nature and thus has assigned both Time Brokerage Agreements associated with those channels to LTV Networks, Inc., a subsidiary of THE League Publishing, Inc..

Rescission of Asset Purchase Agreement

On November 15, 2007, the Board of Directors of the Company rescinded the Asset Purchase Agreement with THE League Publishing, Inc.  Pursuant to the Rescission Agreement, the Company released all interest in the Latin Television assets and those assets were returned to The League Publishing, Inc..  Additionally, The League Publishing, Inc. returned the 1,500,000 purchase shares to the Company. That Rescission Agreement incorporated mutual releases of liability.  The Rescission Agreement voided ab initio (as if it had never occurred) the August 14, 2007 Asset Purchase Agreement.

The minimal transactions which occurred during the period that the Company controlled the Latin Television Assets, will be treated as THE League Publishing, Inc. doing business as Latin Television, Inc..  The Company is assigning to LTV Networks, Inc. (a subsidiary of THE League Publishing, Inc.) the two Time Brokerage Agreements associated with WIMP, channel 25 in Miami, Fl and WIRE, channel 40, in Atlanta, GA.

Resignation of Executive and Directors

On December 6, 2007, Mr. Randall S. Appel resigned as a Director of the Company and from the Executive positions of President, Secretary and Treasurer.  On the same day, Mr. Luis Baraldi resigned from his position as a Director of the Company.  Mr. Appel and Mr. Baraldi left the Company to pursue business opportunities in the Spanish language media markets, of which the Company is no longer active or seeking to develop.  Neither Mr. Appel nor Mr. Baraldi resigned due to any conflict or disagreement with the policies and procedures of the Company.

Mr. Derek Jones is the sole Director and the acting Chief Executive Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1
Asset Purchase Agreement between Stratus Entertainment, Inc. and THE League Publishing, Inc. dated August 14, 2007, incorporated by reference exhibit 10.1 of Current Report form 8-K filed September 17, 2007.

10.2	Rescission Agreement dated November 15, 2007.

31.1	Certification Pursuant to Rule 15-d-14(a) of Principal Executive Officer.

31.2	Certification Pursuant to Rule 15-d-14(a) of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latin Television, Inc.

Date: December 20, 2007

By: s/ DEREK JONES
Name: Derek Jones
Title: President and Chief Financial Officer