Form 10KSB
period 2007-12-31
Pure Play Music, Ltd.
filed 2008-07-15
CIK 1122686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Pure Play Music, Ltd.
(formally known as Latin Television, Inc.)

(Name of small business issuer in its charter)

NEVADA	0-50069	22-2991753
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

3200 Airport Avenue, Ste. 20, Santa Monica, CA 90405

(Address of Principal Executive Office)   (Zip Code)

310-636-9224

(Registrant's telephone number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2007 was 54,385 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Registrants SB2, AMENDMENT 4, dated May, 1, 2002, is herein incorporated by reference throughout PART I, II and III of this report.

Transitional Small Business Disclosure Format (check one)     ☒ Yes   ☐ No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

On or about March 13, 2007 the Company filed a Schedule 14C seeking to amend its Articles of Incorporation.  It was accepted by the U.S. Securities Exchange Commission and was mailed to all shareholders on March 19, 2007 to vote on the proposed amendments.  The Company obtained the written consent of the majority of shareholders of the outstanding capital stock of the corporation approving the adoption of proposed amendments to the Articles of Incorporation.  The amendments changed the name of the Company to Stratus Entertainment, Inc. and changed the capital structure to provide for one class of Common Stock with 400,000,000 shares authorized and a class of Preferred Stock with 5,000,000 shares authorized but preferences undefined.  Additionally, the amendment effected a one for 3,000 reverse split of the issued and outstanding common shares.  The Company was issued a new trading symbol of SRTU. On July 20, 2007 the Company authorized a 5 for 1 forward split.

On August 14, 2007, the Company entered into an Asset Purchase Agreement with THE League Publishing, Inc., a Nevada Corporation, (formally known as Latin Television, Inc., symbol LTVI.PK) whereby the Company would purchase certain assets associated with Latin Television.  The Company purchased the Latin Television’s Intellectual Property Rights (trademarks and logos), broadcasting rights to certain programs previously produced for Latin Television and a small amount of studio equipment.  The Company issued 1,500,000 of restricted common stock as purchase price for those assets.

The Company formulated a plan whereby it would use the purchased assets to enter into the Spanish language television market.  On August 29, 2007 the shareholders of the Company consented to an amendment to the Articles of Incorporation of the Company to change the name of the company to Latin Television, Inc. The Company’s name change became effective September 10, 2007. The NASDAQ assigned the Company a new trading symbol of LTVS.

The Company never generated any revenue as Latin Television.

On November 15, 2007, the Company rescinded the Asset Purchase Agreement with THE League Publishing, Inc. and returned all the Latin Television assets.  Additionally, THE League Publishing, Inc. has returned the 1,500,000 restricted purchase shares to the treasury of the Company.

On June 12, 2008 the Company has changed its name from Latin Television, Inc to Pure Play Music, LTD. The Company has filed an amended Articles of Incorporation reflecting the name change with the Nevada Secretary of State.  Additionally, the Company has made an application to NASDAQ obtain a new CUSIP number and a new trading symbol.  The Company has conducted negotiations with potential merger candidates.

Also on June 12, 2008, the Company effected a 1,000 for 1 reverse stock split of the Company’s common shares outstanding and increased the number of preferred shares authorized to 10,000,000 with a par value of $ .001.

DESCRIPTION OF OUR BUSINESS SEGMENTS

Currently the Company has no business operations.  The sole officer and director of the Company, Mr. Derek J. Jones, is currently searching and evaluating possible merger candidates, asset purchases, and/or other opportunities.

EMPLOYEES

As of December 31, 2007, the Company had no employees.  Mr. Derek J. Jones is serving the company part-time as the sole executive. He is also the sole director of the Company. Mr. Jones is uncompensated and does not have an employment agreement with the Company.  There are not collective bargaining agreements.

The Company has retained Cohiba Partners, Inc. as an independent contractor to act as consultants to assist the Company in identifying potential merger candidates and facilitating those transactions.  Further, Cohiba Partners, Inc. is engaged to provide general investment banking services for the Company.

ADDITIONAL INFORMATION

The Company filed a SEC registration statement on Form SB-2 under the Securities Act of 1933 to register our common stock.  Our SEC registration became effective May 8, 2002. The company was cleared by NASD and assigned the trading symbol CRHI. The company was cleared to commence trading on or about May 5, 2003. The Company posted a Bid/Ask on the Over the Counter Pink Sheets on or about October 21, 2003 and on or about November 6, 2003, was authorized to trade on the Over the Counter Bulletin Board. On or about November 29, 2004 the company was approved to increase its Class A shares authorized to 160,000,000 and Class B Convertible shares authorized to 2,000,000.

On or about March 13, 2007 the Company filed a Schedule 14C seeking to amend its Articles of Incorporation.  It was accepted by the U.S. Securities Exchange Commission and was mailed to all shareholders on March 19, 2007 to vote on the proposed amendments.  The Company obtained the written consent of the majority of shareholders of the outstanding capital stock of the corporation approving the adoption of proposed amendments to the Articles of Incorporation.  The amendments changed the name of the Company to Stratus Entertainment, Inc. and changed the capital structure to provide for one class of Common Stock with 400,000,000 shares authorized and a class of Preferred Stock with 5,000,000 shares authorized but preferences undefined.  Additionally, the amendment effect a one for 3,000 reverse split of the issued and outstanding common shares.  The Company was issued a new trading symbol of “SRTU”.

Effective July 31, 2007, the Board of Directors of the Company authorized a 1-5 forward split of its Common Stock.

On September 10, 2007, the Company’s trading symbol was changed to “LTVS” to correspond with its the name change to Latin Television, Inc..

On June 12, 2008 the Company has changed its name from Latin Television, Inc to Pure Play Music, LTD.  The Company has made an application to NASDAQ obtain a new CUSIP number and a new trading symbol.  Also on June 12, 2008, the Company effected a 1,000 for 1 reverse stock split of the Company’s common shares outstanding and increased the authorized preferred shares from 5,000,000 to 10,00,000 at $.001 par value.

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

ITEM 2. DESCRIPTION OF PROPERTY

Pure Play Music, LTD. currently occupies approximately 1,200 square feet of office space at 3200 Airport Avenue, Ste. 20, Santa Monica, California for our corporate and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened legal or governmental claims, actions or proceedings against or relating to us which could, individually or in the aggregate, have a materially adverse effect on us.

The Company entered into a disputed transaction with Merger Law Associates, Ltd., a Canadian corporation, regarding their purchase of 26,000,000 shares of Common Stock which occurred July 20, 2007.  Merger Law Associates, Ltd. paid $400,000 in cash to the Company to purchase those shares.  Those funds were paid to Cohiba Partners, Inc. pursuant to the terms of a July 16, 7007 Investment Banking and Consulting Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The March 2007 Amendments approved changed:

(i)	Changed our name to "Stratus Entertainment, Inc.";

(ii)
Changed the Company’s capital structure to provide for one class of Common Stock with 400,000,000 shares authorized and a class of Preferred Stock with 5,000,000 shares authorized but preferences undefined;

(iii)	Effected a one for 3,000 reverse split of the issued and outstanding common shares.

The Amendments were filed with the Nevada Secretary of State and designated as effective by the Board of Directors.  The following summarizes the Amendments.

NAME CHANGE

The March 2007 Amendment changed our name to "Stratus Entertainment, Inc." Our ticker (trading) symbol, which was "CRHI" was changed to “SRTU” the CUSIP number which was 203416102 was changed to 863158014.  The Company’s stock changed as a result of the name and CUSIP Number change. Upon the name change, shareholders were permitted to exchange their certificates to reflect the change in corporate name.  However, the existing certificates continued to represent full shares (but not fractional shares) of Common Stock after the 1 for 3000 reverse split, as if the corporate name had not changed, but with the number of shares indicated on the certificate reduced by the reverse stock split.  Our transfer is permitted to issue stock certificates with the new company name as stock certificates are sent in upon transfers of shares by existing shareholders.

On June 12, 2008 the Company has changed its name from Latin Television, Inc to Pure Play Music, LTD.  The Company has made an application to NASDAQ obtain a new CUSIP number and a new trading symbol.  Also on June 12, 2008, the Company effected a 1,000 for 1 reverse stock split of the Company’s common shares outstanding.

The Board authorized a change in Transfer Agents.  The transfer agent for the common stock is: Signature Stock Transfer, Inc., Attention: Jason Bogutski, Plano, TX, Telephone: 972-612-4120.

CREATION OF PREFERRED STOCK

The Company’s Articles of Incorporation did not authorize a class of Preferred Stock.  The Board believes that it may be preferable or necessary in the future to issue preferred stock to investors. Preferred stock usually grants the holders certain preferential rights in voting, dividends, liquidation and/or other rights in preference over the Common Stock.  Accordingly, in order to grant the Company the flexibility to issue our equity securities in the manner best suited for the company, or as may be required by the capital markets, the March 2007 Amendment created 5,000,000 authorized shares of preferred stock.

Since the Directors do not know what the terms of any future series of preferred stock may be, the Amendment to the Articles of Incorporation, authorizes the issuance of preferred stock with the terms, rights and features to be determined by the Board of Directors upon issuance.  The authorization of such preferred stock permitted the Board of Directors to authorize and issue preferred stock from time to time in one or more series.  The Amendment should provide the Company with increased financial flexibility to meet future capital requirements by providing another type of security in addition to our Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the Board of Directors for any proper corporate purpose.

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

On June 12, 2008, the Company increased the number of authorized Preferred Shares to 10,000,000, with a par value to $0.001 per share.

REVERSE STOCK SPLIT

The Board of Directors believed the number of common shares in the float was far too large given the size of the Company, and results in our Common Stock being priced at pennies per share, on March 13, 2007, a one for 3,000 reverse stock split was recommended to reduce the Company’s number of shares of Common Stock outstanding to approximately 120,000 shares as of the Record Date for the reverse stock split, on an as converted basis. The Board of Directors is hopeful that the smaller number of shares outstanding may help the Company to develop an improved trading market for our shares.

The Company did not issue fractional shares as a result of the March 13, 2007, reverse stock split. If the number of shares held by a stockholder was less than the next higher whole number, the number of shares was rounded down to the nearest whole number. Given that the value of any fractional share was likely small, the Company believed that this method was preferable to paying cash in lieu of issuing fractional shares. Because we did not pay cash for fractional shares, our reverse split had the effect of reducing the number of our shareholders.

While Management is optimistic that the reverse split will ultimately result in an increase in the market price of our Common Stock, there can be no assurance that our Common Stock will trade at a higher price in the future, or that any such increase if it occurs, will be sustained. If the market price of our Common Stock ultimately declines after the implementation of the reverse split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would be the case in the absence of a reverse split.

Management calculated that upon consummation of the March 2007 reverse split, the Company had approximately 120,000 common shares outstanding in the hands of approximately 520 shareholders.  Management believes there will remain a sufficient base of shareholders and publicly held stock such that an improved trading market in our common stock can be sustained.  As a result, we did not become a private company upon consummation of the reverse split and we will continue to file reports under the Exchange Act, and our common shares will continue to be publicly traded.

We believe that the federal income tax consequences of the March 2007 reverse split to shareholders will be as follows:

No gain or loss will be recognized by a stockholder on the surrender of their existing shares of Common Stock or upon receipt of a certificate representing the new number of shares of Common Stock;

The aggregate tax basis of the shares after the reverse split will equal the aggregate tax basis of the shares exchanged therefore; The holding period of the shares after the reverse split will include the holding period of the holder's existing shares and the conversion of the existing shares into the new shares after the reverse split will produce no gain or loss to the Company.

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

Subsequent to the end of the fiscal year but prior to the filing of this report the Company effected another reverse stock split.  On June 12, 2008 the Board of Directors authorized a 1 for 1000 reverse split, leaving approximately 54,385 shares and 530 shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

On March 19, 2003 the company was given approval to trade its securities on the National Association of Securities Dealers in the National Quotations Bureau Pink Sheets under the symbol “CRHI.” On March 13, 2007 the symbol was changed to “SRTU”.  In August of 2007 the symbol was changed to “LTVS”. The Company’s Class A shares have been recognized and traded on the NASD Over the Counter Bulletin Board since October 21, 2003. Our securities have traded in a range of 2.40 (high) and .01 (low) cents in the past year.

Subsequent close of the 2007 fiscal year but prior to the filing of this report, the Company’s stock was removed from trading from the Over the Counter Bulletin Board (“OTCBB”) to the NASD Pink Sheets. The Company will be eligible to re-apply for listing on the OTCBB in 12 months if the Company stays current with its reports.

The Company is seeking to change its trading symbol from “LTVS” to a symbol which will reflect our name change to Pure Play Music, LTD.

HOLDERS.

As of December 31, 2007, there were approximately 520 shareholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the second half of 2007, the management was principally focused upon our developing the Latin Television assets to form a profitable national Spanish language television broadcasting operation. Since November 15, 2007, when the Asset Purchase was rescinded and declared void, the management has focused on locating another merger candidate.

The Executive and Director of the Company believes that the Company will be able to locate a suitable merger candidate but we cannot express any guarantees to that end.  To the extent that we cannot locate and negotiate a suitable merger transaction, we will require additional financing to continue our operations.  The Company does not have any agreement with any party to provide additional funding.

RESULTS OF OPERATIONS.

Revenues – The Company booked total revenues of $0 for the year ending December 31, 2007, as compared to revenues $44,340 for the prior year.

Operating Expenses for Pure Play Music, LTD.  - Our revenues were significantly down from 2006 continuing the downward spiral of the past years. Our operating expenses have decreased from $1,424,472 for the year ending December 31, 2006, to $676,378 for the year ending December 31, 2007.

Operating Loss - We have not shown a net profit to date. Our net operating losses have decreased from $1,407,636 as of December 31, 2006 to $683,408 as of December 31, 2007. Over the past years, executive officers have been loaning the Company funds to finance our losses over the last several years.  In the current year the Company secured the funding of essential operation from Cohiba Partners, Inc. in exchange for promissory notes.

Cash and cash Equivalents Total cash as of December 31, 2007 fell to an all time low of $0. Total current assets non-existent as of December 31, 2007 largely as a result of the rescission of the Latin Television Asset Purchase Agreement.

Current Liabilities Our current liabilities as of December 31, 2007 was $282,773. The increase is attributable to an increase in accrued expenses.

Until we are successful in locating a suitable merger partner, we are reliant upon the ongoing loans from our executive officers, share holders, strategic partners or the proceeds of any stock offerings to remain in business.

Future Expenditures

Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries and general working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses since being spun off as an independent corporation. At December 31, 2007 we have an accumulated deficit of $4,414,664 compared to $3,731,256, at December 31, 2006 and the report from of our independent auditor on our audited financial statements at December 31, 2007 contained a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. While we are taking measures to identify and evaluate potential merger candidates which may generate revenue and improve our liquidity, we cannot guaranty that we will be successful in that effort.

We do not have adequate working capital for the near term. We will continue to be reliant on loans from our officers, outside lenders or proceeds of sale of stock to provide additional working capital. If the Company is unable to continue to borrow working capital, or we do not raise working capital through our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

ITEM 7. FINANCIAL STATEMENTS.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Pure Play Music, Ltd.
(formerly Latin Television, Inc.)

We have audited the accompanying consolidated balance sheet of Pure Play Music, Ltd. (formerly, Latin Television, Inc.) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and from inception of the development stage on January 1, 2007 through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Play Music, Ltd. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and from inception of the development stage on January 1, 2007 through December 31, 2007, which is in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 28, 2008

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31,
2007

CURRENT ASSETS

Total Current Assets	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,801
Accrued interest - related party (Note 4)	7,030
Convertible note payable - related party (Note 4)	262,942

Total Current Liabilities	282,773

Total Liabilities	282,773

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001 per share; authorized 10,000,000
shares; no shares issued or outstanding	-
Common stock Class A, par value $0.001 per share; authorized 400,000,000
shares; 54,385 shares issued and outstanding	54
Common stock Class B, par value $0.0001 per share; authorized 2,000,000
shares; no shares issued or outstanding	-
Additional paid-in capital	4,131,837
Accumulated deficit	(3,731,256)
Accumulated deficit since inception of development stage	(683,408)

Total Stockholders' Deficit	(282,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these consolidated financial statements

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		From Inception of the Development Stage on January 1, 2007 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$44,340	$-

OPERATING EXPENSES

General and administrative	655,973	786,713	655,973
Bad debt expense	20,405	651,097	20,405
Depreciation and amortization	-	31,002	-

Total Operating Expenses	676,378	1,468,812	676,378

NET OPERATING LOSS	(676,378)	(1,424,472)	(676,378)

OTHER INCOME (EXPENSE)

Interest income	-	17,006	-
Interest expense	(7,030)	(170)	(7,030)

Total Other Income (Expense)	(7,030)	16,836	(7,030)

NET LOSS	$(683,408)	$(1,407,636)	$(683,408)

BASIC LOSS PER COMMON SHARE (Note 1)	$(22.45)	$(5,570.89)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	30,438	253

The accompanying notes are an integral part of these consolidated financial statements

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2007 and 2006

	Common Stock				Additional
	Class A		Class B		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit

Balances, December 31, 2005	208	$-	2,000,000	$-	$2,860,615	$(19,965)	$(2,323,620)

Common stock issued for cash at $8,183 per share	1	-	-	-	8,183	-	-

Common stock issued for services rendered valued at $12,600 per share	50	-	-	-	630,000	-	-

Common stock issued for services rendered valued at $14,000 per share	3	-	-	-	42,000	-	-

Common stock issued for services rendered valued at $9,000 per share	2	-	-	-	18,000	-	-

Net loss for 2006	-	-	-	-	-	-	(1,407,636)

Balances, December 31, 2006	264	-	2,000,000	-	3,558,798	(19,965)	(3,731,256)

Conversion of Class B Common stock to Class A Common stock valued at $0.001 per share	333	-	-	-	333	-	-

Retirement of Class B shares upon conversion to class A shares	-	-	(2,000,000)	-	(333)	-	-

Common stock issued for conversion of debt of $130,956, valued at $7.46 per share to the Company's former President	17,550	18	-	-	130,938	-	-

Common stock issued for conversion of debt of $42,137, valued at $4.12 per share to a related party	10,238	10	-	-	42,127	-	-

Common stock issued for cash at $15.38 per share	26,000	26	-	-	399,974	-	-

Write-off of subscription receivable	-	-	-	-	-	19,965	-

Net loss for 2007	-	-	-	-	-	-	(683,408)

Balances, December 31, 2007	54,385	$54	-	$-	$4,131,837	$-	$(4,414,664)

The accompanying notes are an integral part of these consolidated financial statements

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			of the
			Development Stage
	For the Years Ended		on January 1, 2007
	December 31,		Through
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(683,408)	$(1,407,636)	$(683,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	31,002	-
Bad debt expense	20,405	651,097	20,405
Common stock issued for services rendered	-	690,000	-
Changes in operating assets and liabilities:
Accounts receivable	820	3,669	820
Accounts receivable - related party	-	(21,243)	-
Prepaid expenses	35	-	35
Interest receivable	-	(17,006)	-
Deposits and other assets	-	4,988	-
Accounts payable - related parties	-	59,918	-
Accounts payable and accrued expenses	7,177	(13,561)	7,177

Net Cash Used in Operating Activities	(654,971)	(18,772)	(654,971)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on notes payable	-	12,969	-
Payments on notes payable	(7,979)	(4,490)	(7,979)
Proceeds from issuance of common stock	400,000	8,183	400,000
Proceeds from convertible note payable	262,942	-	262,942

Net Cash Provided by Financing Activities	654,963	16,662	654,963

NET DECREASE IN CASH	(8)	(2,110)	(8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8	2,118	8

CASH AND CASH EQUIVALENTS AT END OF YEAR	$-	$8	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$94	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$690,000	$-
Common stock issued in relief of related party debt	$173,093	$-	$173,093

The accompanying notes are an integral part of these consolidated financial statements

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Pure Play Music, Ltd.  (formerly, Latin Television, Inc.) (the “Company”). The Company was organized on August 11, 1989 in the State of New Jersey.  On July 17, 1996, the Company became a wholly-owned subsidiary of Visual Telephone International (VTI), a publicly traded Delaware corporation.  On May 21, 1999, shares of the Company were distributed to the shareholders of VTI pursuant to an agreement and Plan of Reorganization spin off.  The Company has operated as a separate entity since that date.  Effective July 15, 1999, the Company changed its domicile to the State of Nevada through the spin off reorganization.

During March 2007, the Company’s name was changed to Stratus Entertainment, Inc.  On August 29, 2007, the shareholders of the Company consented to an amendment to the Articles of Incorporation of the Company to change the name to Latin Television, Inc. This name change became effective on September 10, 2007.  Then on June 12, 2008 the shareholders of the Company consented to again amend the Articles of Incorporation of the Company to change the name to Pure Play Music, Ltd.

On August 14, 2007, the Company purchased the assets of THE League Publishing, Inc. (Latin Television, Inc.) for the purchase price of 1,500,000 restricted shares of common stock.   The acquired assets of THE League Publishing, Inc. consisted primarily of television studio assets, intellectual property and television broadcasting rights.  Subsequently, on November 15, 2007, the parties of the asset acquisition agreement, mutually agreed to rescind and unwind the asset acquisition.  The consideration of restricted shares are subsequently held in escrow pending final conditions to be resolved. The anticipated operations related to the acquired broadcasting assets and rights had not commenced.  In accordance with the rescission agreement, the parties mutually released Latin Television, Inc. of any contractual or contingent obligations that may have been incurred.

b. Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

d.  Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and expenses during the reporting period.  In these consolidated financial statements, assets, liabilities and expenses involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

e.  Basic (Loss) Per Share

The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

	December 31,
	2006	2005
Numerator - (loss)	$(683,408)	$(1,407,636)
Denominator - weighted average number of shares outstanding	30,438	253
Loss per share	$(22.45)	$(5,570.89)

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

Depreciation expense for the years ended December 31, 2007 and 2006 was $-0- and $31,002, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2007, no impairments were recognized.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

g.  Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. The Company had no revenue for the year ended December 31, 2007.

h.  Provision for Income Taxes

No provision for income taxes has been recorded due to the net operating losses (NOL) of the Company of approximately $3,950,000.  The NOL carryforward will begin to expire in the year 2012.  No tax benefit has been reported in the consolidated financial statements because the Company has yet to generate taxable income from operations, or show probability of taxable income.  Some of the losses will be limited due to the acquisition and change of control.

The deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006

Deferred tax asset:
Deferred noncurrent tax asset	$1,499,800	$1,297,700

Valuation allowance	(1,499,800)	(1,297,700)

Total	$-	$-

The components of income tax expense are as follows:

	December 31,
	2007	2006

Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(202,100)	(134,803)
Change in allowance	202,100	134,803

Total	$-	$-

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i.  Newly Adopted Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its results of operations, financial position, or cash flow.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  The Company does not expect the adoption of SFAS 156 to have a material impact on its results of operations, financial position, or cash flow.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations, financial position, or cash flow.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company does not expect the adoption of SFAS 158 to have a material impact on its results of operations, financial position, or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i.  Newly Adopted Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact SFAS 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of acquisitions the Company completes after it adopts SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

j.	Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

k.	Beneficial Conversion Feature

The Company has adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.   The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion that is equal to the market value on the date of conversion.  Accordingly, no beneficial conversion feature was recorded pursuant to EITF Issue No. 98-5 and 00-27.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -        GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,414,664 at December 31, 2007 and limited internal financial resources.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

  NOTE 3 -     STOCK TRANSACTIONS

During the years ended December 31, 2007 and 2006, the following significant equity transactions were approved:

2007

-	Conversion of 2,000,000 Class B common stock shares to 200,000,000 (333 post-split) shares of Class A common stock.

-	Retirement of the Class B shares upon conversion to Class A common shares

-	Increase of authorized Class A common stock to 400,000,000 shares with par value at $0.001 per share.

-	Created a class of preferred stock with 5,000,000 shares authorized. No preferred shares have been issued (Subsequently amended to be 10,000,000 authorized shares).

-
Effective April 11, 2007, the Company effected a 1 for 3,000 reverse split of the Company’s common shares outstanding. Common stock outstanding and share issuances during 2006 and 2007 in the accompanying consolidated financial statements and notes are shown retroactive of this stock split.

-
Effective July 25, 2007, the Company effected a 5 for 1 stock split of the Company’s common shares outstanding.  Common stock outstanding and share issuances during 2006 and 2007 in the accompanying consolidated financial statements and notes are shown retroactive of this stock split.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 -            STOCK TRANSACTIONS (Continued)

During April 2007, the Company issued a total of 17,550 (post-split) shares of common stock (3,510,000 shares pre-split) in conversion of debt totaling $130,956, or $7.46 per share, to the Company’s former President.  An additional 10,238 (post-split) shares of common stock (2,047,500 shares pre-split) were also issued during April 2007 in conversion of debt totaling $42,137, or $4.12 per share, to a related party.

During July 2007, the Company issued a total of 26,000 (post-split) shares of common stock (26,000,000 shares pre-spilt) pursuant to a “Stock Purchase Agreement” at $15.38 per share for total proceeds of $400,000.  However, as a condition of the agreement, the Company was also to issue an additional 1,500 shares of common stock (1,500,000 shares pre-split) to acquire the assets of THE League Publishing, Inc. (Latin Television, Inc.).  As previously discussed, this acquisition, however, was later rescinded during November 2007 and the additional shares were not issued by the Company.  Therefore, the “Stock Purchase Agreement” is voidable by the investor, although the Company does not currently expect that it will be required to repay the $400,000 to the investor.  Accordingly, the $400,000 has been recorded as equity in the accompanying financial statements for the year ended December 31, 2007.  The $400,000 received was paid out during the year ended December 31, 2007 to a related company (“Investment Banking Company”) for investment banking services rendered.

A subscription receivable totaling $19,965 was written off to bad debt expense as the Company has been unable to locate and collect the balance outstanding.

2006

During 2006, the Company issued 1 (post-split) share of common stock (464,000 shares pre-split) for cash of $8,183.

On March 16, 2006, the Company issued 50 (post-split) shares of common stock (30,000,000 shares pre-split) to the Company’s former President for services rendered valued at $12,600 per share, or $630,000.

On March 16, 2006, the Company issued 3 (post-split) shares of common stock (2,000,000 shares pre-split) to a Company employee for services rendered valued at $14,000 per share, or $42,000.

On March 21, 2006, the Company issued 2 (post-split) shares of common stock (1,000,000 shares pre-split) to a Company employee for services rendered valued at $9,000 per share, or $18,000.

NOTE 4 -            CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On July 25, 2007, the Company executed a “Promissory Convertible Note” (“Convertible Note”), for an amount up to $300,000 with a related company, to cover payments made by this related company on behalf of the Company.  Total payments made by this related company on behalf of the Company during the year ended December 31, 2007 totaled $262,942.  The note bears interest at 8.5% per annum.  Accrued interest on this note payable at December 31, 2007 totaled $7,030.

PURE PLAY MUSIC, LTD.
(formerly Latin Television, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -            CONVERTIBLE NOTE PAYABLE – RELATED PARTY (Continued)

The note holder has the right to convert the balance owed on this convertible note, including interest, into shares of common stock of the Company prior to July 25, 2008 at either $0.01 per share, or the current market price of the Company’s common stock on the date of conversion, whichever is greater.  The convertible note has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  However, since the conversion rate is equal to the market value of the shares on the date of conversion, no beneficial conversion feature was recorded for the year ended December 31, 2007.

NOTE 5 -           SUBSEQUENT EVENTS

Effective June 12, 2008, the Shareholders of the Company approved the following amendment to the Company’s Articles of Incorporation:

-	The Company approved a name change to Pure Play Music, Ltd.

-
The Company effected a 1,000 for 1 reverse stock split of the Company’s common shares outstanding.  Common stock outstanding and share issuances during 2006 and 2007 in the accompanying consolidated financial statements and notes are shown retroactive of this stock split.

-	The Company increased the number of authorized Preferred Shares to 10,000,000, with a change in the par value to $0.001 per share.

In June 2008 the convertible note payable and the related accrued interest were converted into 29,101,221 shares of common stock at a price of $0.01 per share.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information regarding the executive officers, directors and our control persons.

NAME	AGE	POSITIONS HELD
Derek Joseph Jones	74	Director, President, CEO, Secretary, Treasurer

Derek J. Jones is serving the Company as its sole director and executive officer. Since 2004, Mr. Jones has served the Rio Grande Foundation (a non-profit organization dedicated to distance learning) as director of its international fundraising division.  Prior to 2004, Mr. Jones was the Deputy Chairman of Consolidated General, Ltd., located in the United Kingdom. During his tenure he was primarily responsible for directing mergers and acquisitions for the company.   He was with Consolidated General, Ltd. from 1976 to 2004. Mr. Jones also has served as a consultant and financial advisor to Business Without Borders in the United Kingdom, assisting senior management with matters such as marketing and distribution of their publications which was distributed in four languages.  Mr. Jones was educated at Oxford University, Oxford, England.

Mr. Jones serve until the next annual meeting of our shareholders to be held within six (6) months of the close of our fiscal year or until their successors shall have been elected and accepted their positions. Directors are elected for one year terms.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of our four (4) officers for the last five (5) fiscal years:

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME &-
POSITION	YEAR	SALARY	BONUS	OTHER	STOCK	SAR's	LTIP	OTHER

Carl R. Ceragno*	2003	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President & Treasurer	2004	$0.00	0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$13,653	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Lawrence S. Hartman	2003	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Vice President*	2004	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Almajean O'Connor	2003	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Secretary*	2004	$50,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$51,715	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Derek J. Jones	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President &
Treasurer**

*Executive officers resigned in May of 2007.
** Began in June of 2007

The four executives of the Company received no cash compensation in 2007.

In April 2007, the company authorized the conversion of the two year old debt to L. Hartman of $25,000 plus interest of 8 ½% as per the terms and conditions of the note into post reverse shares at a conversion rate of .02 per share into 2,047* shares.

In April 2007, the company authorized the conversion of the two year old debt to C. Ceragno of $60,000 plus interest of 8 ½% as per the terms and conditions of the note into post reverse shares at a conversion rate of .02 per share into 3,510* shares.

*Share figures are calculated based upon the June 12, 2008, 1 for 1000 reverse split.

TERMS OF OFFICE.

Our director, Mr. Derek J. Jones, will hold office until the next annual meeting of our stockholders or until his successor(s) are elected and duly qualified. All officers serve at the discretion of the directors.

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

STOCK OPTIONS

NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth the ownership, as of December 31, 2007, of our common stock (i) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our directors, (iii) by stockholders owning more than five percent (5%) of our shares, and (iv) by all executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

PERCENTAGE OF TOTAL SHARES

TITLE OF		NO. OF	PERCENTAGE OF
CLASS	NAME & ADDRESS	SHARES*	OWNERSHIP

Common Stock	Merger Law Associates, Inc. (Held in Trust)	26,000	45.3%

Common Stock	Richard O'Connor	4,500	7.8%

Common Stock	Carl R. Ceragno	4,484	7.8%

Common Stock	Derek J. Jones	5	.01%

All Officers and Directors as a Group (1 Individual)		5	.01%

*  All share figures are calculated based upon the June 12, 2008, 1 for 1000 reverse split.

CHANGES IN CONTROL

In May of 2007, the long serving executive team of Carl Ceragno (President and Treasurer) Lawrence Hartman (Vice-President) and Alamajean O’Conner (Secretary) resigned from their positions as officers and directors.  Mr. Derek J. Jones was appointed to fill the vacancies left by their respective departures.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Carl R. Ceragno, our past president, and Almajean O'Connor, our past secretary, funded our ongoing losses thru May of 2007. The loans from Mr. Ceragno and Ms. O'Conner have been used to pay salaries and other operating expenses. These loans are demand loans and are not evidenced by promissory notes and may be called by Mr. Ceragno and Ms. O'Connor, as the case may be, at any time.  Ms. O'Connor's and Mr. Ceragno's loan accrue interest at the rate of 7% per annum.

RECENT DEVELOPMENTS

The Company is seeking a merger candidate to continue as a going concern and potential to increase asset and revenues.  The Company has entered into a Letter of Intent with Pure Play Music, Ltd. of the United Kingdom.  The Company is conducting due diligence and exploring a contemplated transaction.

On June 12, 2008 the Board of Directors of the Company approved a resolution to amend Articles of Incorporation, I and IV.  Articles I is amended to reflect the change of the name of the Company to “Pure Play Music, Ltd.”  Article IV is to be amended to increase the authorized shares of common stock to 400,000,000 and the preferred shares to 10,000,000.  A majority of the stockholders consented to the resolution.

On June 12, 2008, in a separate subsequent action, the Board of Directors authorized a 1,000 to 1 reverse stock split of its common stock. On that date the Board also approved an increase in the authorized shares of Preferred Stock from 5,000,000 to 10,000,000 at a $.001 par value.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

31.1              Certification of Chief Executive Officer

31.2              Certification of Principle Financial Officer

32.1              Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

(b)      Reports on Form 8-K

10.1              Asset Purchase Agreement between Stratus Entertainment and THE League Publishing, Inc. date August 14, 2007 was filed by Form 8-K on September 17, 2007 is hereby incorporated by reference.

10.2              Rescission Agreement, dated November 15, 2007, Rescinding the August 14, 2007 Asset Purchase Agreement was filed by form 10QSB on December 20, 2007 is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2008

PURE PLAY MUSIC LTD.

By: /s/ Derek J. Jones Derek J. Jones