Form 10QSB
period 2008-03-31
Pure Play Music, Ltd.
filed 2008-10-09
CIK 1122686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 for the quarterly period ended March 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to _________

COMMISSION FILE NUMBER 0-50069

Pure Play Music Ltd.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0427195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 Airport Ave. Suite 20, Santa Monica, CA 9040

(Address of principal executive offices)

310-636-9224

(Issuer's telephone number)

Latin Television, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 59,342,700 shares

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PURE PLAY MUSIC LTD.
(formally Latin Television, Inc.)
INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements

PURE PLAY MUSIC, LTD. (formerly, Latin Television, Inc.) FINANCIAL STATEMENTS March 31, 2008 and December 31, 2007

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,244	$12,801
Accrued interest - related party	12,690	7,030
Convertible note payable - related party	271,065	262,942

Total Current Liabilities	291,999	282,773

Total Liabilities	291,999	282,773

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001 per share; authorized 10,000,000
shares; no shares issued or outstanding	-	-
Common stock Class A, par value $0.001 per share; authorized 400,000,000
shares; 56,546 shares issued and outstanding, retroactively restated	56	56
Common stock Class B, par value $0.0001 per share; authorized 2,000,000
shares; no shares issued or outstanding	-	-
Additional paid-in capital	4,131,835	4,131,835
Accumulated deficit	(3,731,256)	(3,731,256)
Accumulated deficit since inception of development stage	(692,634)	(683,408)

Total Stockholders' Deficit	(291,999)	(282,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			of the
	For the		Development Stage
	Three Months Ended		on January 1, 2007
	March 31,		Through
	2008	2007	March 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,566	14,216	659,539
Bad debt expense	-	-	20,405

Total Operating Expenses	3,566	14,216	679,944

NET OPERATING LOSS	(3,566)	(14,216)	(679,944)

OTHER INCOME (EXPENSE)

Interest expense	(5,660)	-	(12,690)

Total Other Income (Expense)	(5,660)	-	(12,690)

NET LOSS	$(9,226)	$(14,216)	$(692,634)

BASIC LOSS PER COMMON SHARE (Note 1)	$(0.16)	$(43.98)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	56,546	323

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
	For the		Development Stage
	Three Months Ended		on January 1, 2007
	March 31,		Through
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,226)	$(14,216)	$(692,634)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Bad debt expense	-	-	20,405
Changes in operating assets and liabilities:
Accounts receivable	-	1,260	820
Prepaid expenses	-	35	35
Accounts payable and accrued expenses	1,103	13,000	8,280

Net Cash Provided by (Used in) Operating Activities	(8,123)	79	(663,094)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable	-	-	(7,979)
Proceeds from issuance of common stock	-	-	400,000
Proceeds from convertible note payable	8,123	-	271,065

Net Cash Provided by Financing Activities	8,123	-	663,086

NET INCREASE (DECREASE) IN CASH	-	79	(8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	8	8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$87	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued in relief of related party debt	$-	$-	$173,093

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(formerly, Latin Television, Inc.)
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -    LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months ended March 31, 2008 and 2007:

	For the
	Three Months Ended
	March 31,
	2008	2007
Net (loss) available to common shareholders	$(9,226)	$(14,216)

Weighted average shares	56,546	323

Basic loss per share (based on weighted average shares)	$(0.16)	$(43.98)

NOTE 3 -   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,423,890 at March 31, 2008 and limited internal financial resources.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

PURE PLAY MUSIC, LTD.
(formerly, Latin Television, Inc.)
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 4 -   CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On July 25, 2007, the Company executed a “Promissory Convertible Note” (“Convertible Note”), for an amount up to $300,000 with a related company, to cover payments made by this related company on behalf of the Company.  Total payments made by this related company on behalf of the Company totaled $271,065 and $262,942 at March 31, 2008 and December 31, 2007, respectively.  The note bears interest at 8.5% per annum.  Accrued interest on this note payable at March 31, 2008 and December 31, 2007 totaled $12,690 and $7,030, respectively.

The note holder has the right to convert the balance owed on this convertible note, including interest, into shares of common stock of the Company prior to July 25, 2008 at either $0.01 per share, or the current market price of the Company’s common stock on the date of conversion, whichever is greater.  The convertible note has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  However, since the conversion rate is equal to the market value of the shares on the date of conversion, no beneficial conversion feature was recorded.

NOTE 5 -    SUBSEQUENT EVENTS

Effective June 12, 2008, the Shareholders of the Company approved the following amendment to the Company’s Articles of Incorporation:

-	The Company approved a name change to Pure Play Music, Ltd.

-	The Company effected a 1,000 for 1 stock split of the Company’s common shares outstanding. The accompanying financial statements and notes are shown retroactive of this stock split.

-	The Company increased the number of authorized Preferred Shares to 10,000,000, with a change in the par value to $0.001 per share.

In June 2008, the convertible note payable and the related accrued interest were converted into 29,101,221 shares of common stock at a price of $0.01 per share.

Effective July 9, 2008, the Company entered into an asset purchase agreement (Agreement) for the purchase of certain assets from Pure Play Music, Limited, (Pure Play) a United Kingdom domiciled entity. Under the terms of the agreement, the Company acquired certain assets from Pure Play which include a list of existing and potential customers, any after-acquired assets, Pure Play’s web site, web content, web addresses and additional artist agreements consisting of approximately 15,000 additional songs in exchange for the issuance of an aggregate of 30,184,955 shares of the Company’s common stock to three stockholder’s of Pure Play.  It is currently anticipated that the transaction will be accounted for as a reverse merger.  Accordingly, the historical financial statements of Pure Play (the U.K. entity) will be presented in subsequent filings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview of Company and Operations

Pure Play Music, Ltd. (“we”, “the Company” or “Pure Play”) is internet based radio broadcasting company that offers unique music from many new, unsigned and emerging artists from around the world.  The Company’s website, www.pureplaymusic.com, offers access to the main presenter-based radio broadcast, six genre-specific music streams, on-demand music tracks, artist pages, business directories, news articles, download store, an international gig guide and numerous other features.

Currently, Pure Play features and promotes over 4,000 acts from 42 countries, all of which have been carefully evaluated to allow us to utilize non-exclusive commercial rights to this music.

Pure Play’s website does not charge any fees to artists or users.  The Company believes that this will allow us to select only the very best artists and music content.  By remaining a free website, it will allow the website to grow and increase the number of listeners and visitors.  In this respect, the website is targeted at listeners who seek to hear music from the newest artists with music that maybe avante garde compared to more traditional internet music broadcast offerings.  Unlike MySpace, Bebo, Garageband and other websites featuring “unsigned” artists, visitors do not have to listen through hours of mediocrity to find a single ‘gem’. Our website allows listeners to select a single preferred song.

The Company believes it is critical to maintain the website policy of only playing original music by new non-associated artists. That is, the Pure Play does not play or feature cover versions of songs or music containing samples of songs by signed artists; it is the Company’s intent to continue this policy.  If Pure Play were to depart from this policy, it could expose the Company to the risk of copyright infringement with possible litigation and protracted costs and expenses.  It would also likely result in subjecting us to an obligation to pay copyright fees.

The Industry Overview

Our own limited internal management studies have discovered that mainstream commercial chart music is increasingly becoming a ‘turn off’ for 16-35 years olds. This can be seen by the continuing decline in single CD sales as more and more consumers listen and buy music digitally through the internet.  Overall, we believe that today’s consumers are following acts on the internet long before their music hits the stores. Upon reaching the stores, the same music is now old news, having lost the enthusiasm of the consumer.

New, unsigned and emerging music is quickly becoming an increasingly common tool in major sponsorship events and promotions. Major brands from all sectors including clothing, music retail, communications, entertainment, drinks and technology are embracing new music projects to maximize their brand value and credibility with their target audience.

Plan of Operations

Pure Play believes that significant potential market opportunities exist in internet broadcasting and the digital music marketplace.  However, this market has attracted many larger companies that possess an established identity on the internet, with significantly greater financial and managerial resources.  To the extent that we are able and if we can develop a stronger presence and identity on the internet, we believe that we may be able to better position our company to participate in this marketplace.  To that end, the officers of the Company intend to expand the listener base, increase the number of contributing artists, increase its music library and gain advertising sponsors.

The Company’s vision is that the antiquated music industry structure that has been used to promote, market, and sell music will continue to decline and that the use of the internet will increasingly offer a more effective vehicle to reach an ever-expanding market that utilizes portable music players and the needs of the iPod and internet generation.  At the same time, Pure Play sees this generation influencing radical changes in the delivery of radio programming with 36% of 15-34 year olds now listening to their favorite stations online.

At present, Pure Play does not intend to not accept cover versions or music tracks containing samples and we intend to require artists to give us written assurances that neither they nor their music submitted to us is subject to any claims or interests held by others.  In this respect, we intend to check each music track submitted to us to better protect us from later copyright infringement claims at the time that we select any artist and any music.

While the Company may make further changes, the existing Pure Play website allows access to the main radio broadcast, 6 genre-specific music streams, on-demand music tracks, artist pages, business directories, news articles, download store, an international gig guide and numerous other features, all of which contribute to an average page view quantity per visitor only exceeded by a few established on-line communities.

Pure Play’s current strategy involves building value based on traffic rather than turnover, which traffic virtually guarantees long-term monetization through advertising revenues alone.  This may provide the Company with a unique opportunity in that if it can successfully implement its plans, Pure Play will not be reliant on advertising revenue for future income and we may be able to generate revenue from existing sources. These alternative sources of revenue may allow us to avoid the monetization problems faced by ad revenue funded websites.

The Company anticipates that, to the extent that it is able, it will need to take appropriate steps to maximize traffic to the website by artists and users and, at the same time, to maintain the quality and legality of the music products that it offers. The challenges Pure Play faces in undertaking these efforts will be substantial and it cannot assure any investor that the Company will achieve these objectives, or if it does achieve them, that it can continue to achieve them in the future.

In that context and as Pure Play continues to refine and implement its business plan, the Company is aware that it may inadvertently and mistakenly believe that the music that it features on the its website may be subject to copyright claims held by others.  While Pure Play intends to take reasonable steps to avoid and minimize the risks that it may become exposed to claims of copyright infringement, we cannot assure any investor that the systems Pure Play has in place, and those that we intend to implement in the future, will allow us to avoid copyright infringement claims, protracted litigation, and other costs and expenses.

If the Company can implement its plans as circumstances and market conditions allow, we anticipate launching ‘Pure Play People’, the Pure Play social networking platform late in 2008 or early 2009.  If launched, this platform should offer the Company an opportunity to provide a “next generation” website that provides both music and social networking.

As the Company undertakes these efforts, it is continuing to re-assess the business that was conducted prior to the purchase of the assets from Pure Play and we may, as market conditions and circumstances require, re-evaluate our current business and make further changes in it or seek a buyer for assets and business activities that do not offer us greater market opportunities.

Pure Play is a small company with limited financial and managerial resources. We cannot assure any purchaser of our Common Stock that the Company will be successful in implementing its business plan or that it will be successful in generating additional revenues, achieving profitability or positive cash flow in the future, or if it is successful, that we can sustain any such revenues, profitability or positive cash flow for any period of time.

In summary, Pure Play’s Plan of Operation is to focus our management and financial resources to increase traffic to our website, continue to build our artist and song library, expand our social networking sections of our website, and develop our assets that were recently acquired.  The Company anticipates further review and evaluation of its business plan and it may change or amend its plans as additional evaluations are completed.

Risk Factors

The Company has very limited financial and managerial resources. An investment into the Company or the purchase of our common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and our securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others.  No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of our Common Stock should also consider the following factors.

Competitors.  While the Company is optimistic that the assets that it acquired will allow it to develop and implement its marketing strategies and may offer greater opportunities, the Company also fully appreciates the risks and uncertainties that it is facing.  Pure Play is aware that many established internet sites have a substantial following of existing visitors and that existing social networking platform internet websites have an established market share that will be difficult to challenge given our limited size and limited financial resources.

Copyright Infringement.  The Company and potential investors should be aware that both Myspace and YouTube have been forced to negotiate agreements with copyright owners and install technology to prevent the uploading of, and to remove existing, copyrighted material.  These actions may well impact heavily on their long term profitability by increasing costs in the form of royalty payments and reducing traffic by removing, or diluting, one of the key attractions for visitors.

Minimal Assets, Business, Operations & Extraordinary Uncertainties.  While we believe that the acquisition and the development of the assets from Pure Play offers us a significant opportunity, there can be no assurance that we can successfully utilize these assets to achieve any revenue growth, profitability or positive cash flow. While we believe that the Pure Play assets may allow us opportunities to build a business, competition and continuing extraordinary legal and technological changes creates uncertainties in the operation of music download websites and their viability in the future.

Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, Pure Play has no significant tangible assets.  There can be no assurance that we will complete our Plan of Operations, generate any revenue or obtain any financing. There can be no assurance that we if we are successful obtaining financing, that we can obtain additional financing on reasonable terms in light of our current circumstances.

Limited and Sporadic Trading Market. Our Common Stock is traded on a limited and sporadic basis and no liquid trading market exists or is likely to exist in the future.  While the Company anticipates taking prudent and appropriate steps to improve the investment marketplace, increase awareness of our product and our plan of operation, Pure Play cannot assure any investor that a continuous liquid trading market will develop or, if it does develop, that it can be sustained

Potential Further Dilution and Authorization for “Blank Check” Preferred Stock.  The holders of a majority of our Common Stock executed an action by a majority of our common stockholders wherein they consented to amend our Articles of Incorporation to both: (1) change our change our corporate name to Pure Play Music, Inc.; and (2) increase our authorized Common Stock to 400,000,000 shares (par value $0.001) and authorize 10,000,000 shares of Preferred Stock (par value $0.001). The increase in our authorized Common Stock and the authorization for the Preferred Stock allows our Board of Directors to issue additional shares of our capital stock without seeking any additional approval from the existing holders of our Common Stock.  Further, the amendment grants our Board of Directors the right to issue shares of our Preferred Stock in one or more series each with such rights and privileges as the Board of Directors determines.  This is often called “blank check” preferred stock in that the Board of Directors has a “blank check” or full authority to determine the rights and privileges that may be accorded to one or more new series of preferred stock including, but not limited to, voting rights, conversion rights, and many other rights as it sees fit.  Thus, in the event that our Board of Directors takes any future actions in issuing additional Common Stock or any series of Preferred Stock, this likely will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders.  For these and other reasons, we cannot assure any investor that we will not incur additional substantial dilution in the future.

Control by New Stockholders. With the purchase of the assets from Pure Play, three individuals, namely, Harry Rosedale, John Rosedale, and Alex Grange effectively control our Company through the 51% ownership interest collectively held by them (after giving effect to an anti-dilution provision associated with a convertible promissory note and the prior reverse split of our Common Stock). As a result, any holder of the Company’s common stock has no meaningful ability to control or influence the Company’s future prospects.

Purchase of Pure Play Assets

On July 8, 2008, after the end of the quarter but prior to filing this report, the Company entered into the Asset Purchase Agreement (the “Agreement”) for the purchase of certain assets (“Pure Play assets”) from Pure Play Music, Limited, a United Kingdom domiciled entity (“Pure Play UK”) Our interest in acquiring the Pure Play assets resulted from our internal management evaluations.  The Board of Directors believed that the assets acquired would allow the Company to further develop Pure Play’s current features and create value for its shareholders.

Under the terms of the Agreement the Company acquired certain Pure Play assets in exchange for the issuance of an aggregate of thirty million one hundred eighty-four thousand nine hundred fifty-five (30,184,955) shares of our Common Stock (the “Acquisition Shares”) to Pure Play’s assignees, as follows: 6,036,991 Acquisition Shares were issued to Harry Rosedale, 12,073,982 Acquisition Shares were issued to John Rosedale, and 12,073,982 Acquisition Shares were issued to Alex Grange.  All of the Acquisition Shares were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 and each stock certificate representing the Acquisition Shares bore a restricted securities legend. All of the Acquisition Shares are “restricted securities” within the meaning of the Securities Act of 1933 and the Company has taken appropriate steps to ensure the claim of exemption.

The Company acquired the following Pure Play assets: list of existing and potential customers, any after-acquired assets, the Pure Play web site, web content, web addresses, and additional artist agreements consisting of approximately 15,000 additional songs. The Agreement also contained customary representations and warranties and indemnifications regarding the title to the assets, the absence of any liens or encumbrances on the assets, and assurances that Pure Play UK had the right to transfer and deliver the assets without committing any breach of any other obligations that it has or may have to any third parties.

Changes in Directors and Executives

As of the end of the quarter subject to this report, Mr. Derek Jones was the sole Director and the acting Chief Executive Officer and Chief Financial Officer of the Company.

However, subsequent to the end of the quarter, but prior to filing this report, Mr. Jones resigned from his executive positions within the Company.  On July 8, 2008, Mr. Jones appointed Mr. John Rosedale to serve as the President of the Company, Mr. Alex Grange to serve as the Chief Executive Officer and Chairman of the Board of the Directors, (to fill the vacancy created by the resignation of Mr. Randy Appel) and Taylor Golonka to serve as the Secretary and Treasurer.  In connection with Mr. Jones’ resignation as an officer of the Company, we are not aware of any disagreement with him relating to the Company’s operations, policies, or practices.  The resignation of Mr. Jones and the election of Mr. Grange as a director was undertaken to better implement the terms and conditions of our acquisition of the assets set forth in the Agreement with Pure Play UK.

Mr. Alex J. Grange, serves the Company as its Chief Executive Officer and Chairman of the Board of Directors.  Mr. Grange has served Pure Play UK as the Chief Executive Officer, from October 2005 to Present.  From August 2000 to September 2005, Mr. Grange was a registered independent stockbroker, managing over $50 million in investor capital.  He served Cladding Systems, Ltd. of London, England as it Contracts Manager from 1999 to 2000, assisting development stage companies in all phases of its corporate structure, product design, and sales and marketing.   Concurrently, with his service to Cladding Systems, Ltd., Mr. Grange was the Project Director with Durrant Diving, a Civil Engineering Company in Norfolk, England, where he secured and managed a major deep-sea engineering project.  From 1997 to 1999, he was the Managing Director of Bounty International of London, England, where he spearheaded the company expansion into France, Germany, Holland and Ireland. In 1997 he was briefly with Hydromicile in Norfolk, England, where he was their Managing Director, overseeing the research, development, patenting, marketing and launching a new marine hydraulic system.  Mr. Grange was the Managing Director of Domicile Construction of London from 1993 to 1997.  Mr. Grange has a Bachelors degree in Business Studies and Economics from the University of Roehampton in London, England.

Mr. John K. Rosedale, is the President of Company.  He joined Pure Play Music in 2007, managing all areas of business development.  From 2001 to 2006, Mr. Rosedale served as the Special Projects Administrator for the Rosedale Companies of Arcadia, California.  He managed all areas relating to investments and income real estate.  Mr. Rosedale is also a real estate agent with Terra Viso Brokers in San Diego. He has been associated with Terra Viso since 2004.  Mr. Rosedale has a degree in Business Administration with an emphasis in Finance from Point Loma Nazerene College in Point Loma, California.

Results of Operations

For the three month period ended March 31, 2008, there were no revenues.  The Company was still reorganizing after rescinding the agreement with THE League Publishing, Inc. and had not yet acquired the Pure Play assets.

We incurred operating expenses, all were general administrative expenses, in the amount of $ 3,566 for the three month period ended March 31, 2008, compared to $ 14,216 for the same period in 2007.

Liquidity and Capital Resources

The Company incurred cumulative losses during the past five consecutive years from operations as Communications Research, Inc., Stratus Entertainment, Inc. and Latin Television, Inc.  At December 31, 2007, as reported on the 10KSB annual report, the Company had an accumulated deficit of $ 4,414,664     and the report of their independent auditors on their audited financial statements at December 31, 2007 contained a going concern modification.

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

Going Concern

The Company is in the development stage with currently no revenue from operations and an accumulated deficit from inception, as reflected in the March 31, 2008, 10QSB financial statements (unaudited), of $4,423,890 and has yet to achieve profitable operations.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and our acting Chief Financial Officer, have evaluated the effectiveness of our disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of March 31, 2008 (the "Evaluation Date").  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended March 31, 2008, that could materially affect the Company’s ability to comply with the Exchange Act.  The Certifying Officer is aware of no instances during the quarter ended March 31, 2008, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities and Use of Proceeds.

On June 12, 2008, the Company amended it Articles of Incorporation and increased the number of authorized Preferred Shares to 10,000,000, with a par value to $0.001 per share.

Subsequent to the end of the period ended March 31, 2008, but prior to the filing of this report, the Company effected reverse stock split.  On June 12, 2008 the Board of Directors authorized a 1 for 1000 reverse split, leaving approximately 55,000 shares and 530 shareholders.  The Company has since issued more shares; 29,101,200 shares of Common Stock to holders of a Convertible Promissory Note and 30,184,955 shares of Common Stock to purchase the Pure Play assets.

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent to the end of the quarter, but prior to this report, effective June 12, 2008, the Shareholders of the Company approved the following amendment to the Company’s Articles of Incorporation:

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

Item 5. Other Information.

Recent Developments and Subsequent Events

Issuance of Common Stock – Application of Adjustment Rights Granted to Holders of Note

As previously disclosed, the Company issued a Promissory Convertible Note on July 25, 2007 (the “Note”) with the principal amount started to be “up to $300,000.”  The Note was issued to Cohiba Partners, Inc. (or its assignees) in consideration of our receipt of advances of funds received by us from them.

After the end of the quarter ended March 31, 2008, as part of the Company’s review of the Note and our discussions with the holders of the Note interests, we discovered that the “adjustment rights” set forth in the Note incorrectly stated the intended terms as agreed by us and the holders.  To address this oversight, we therefore entered into the First Amendment to Promissory Convertible Note so that additional shares of our Common Stock were to be issued pursuant to the terms of the Note, as amended.

(1)	We agreed to issue 29,101,200 shares of our Common Stock to the Holders of the Note;
(2)	No underwriter, placement manager, broker-dealer, or finder was used in connection with the issuance of the shares;
(3)	No commissions or finders’ fees were paid in connection with the issuance of the shares;
(4)	The shares were issued pursuant to the amendment to the Note (described above);
(5)	We did not receive any cash from the issuance of the shares in that we are issuing the shares pursuant to our obligations to the holders;
(6)	We claimed the exemption provided by Section 4(2) of the Securities Act of 1933 since:

We have been assured that each of the holders or assignees were sophisticated and experienced in business and financial matters, each of the assignees had unrestricted access to our books and records, each assignee had an opportunity to ask our officers and directors for management’s questions and receive answers to all said questions, and we provided each of the assignees with such disclosures regarding our affairs as would be equivalent to a registration statement. We also entered into the First Amendment to Promissory Convertible Note without any advertising or general solicitation and the share certificates to be issued to the holders or assignees are to be issued with a restricted securities legend.

Material Contracts

After the end of the period ended March 31, 2008 but prior to filing this report, the Company entered into the Asset Purchase Agreement (the “Agreement”) on July 8, 2008 for the purchase of certain assets from Pure Play Music, Limited, a United Kingdom domiciled entity (“Pure Play”).

Under the terms of the Agreement the Company acquired certain assets from Pure Play in exchange for the issuance of an aggregate of thirty million, one hundred eighty-four thousand, nine hundred fifty-five (30,184,955) shares of our Common Stock (the “Acquisition Shares”) to Pure Play’s assignees, as follows: 6,036,991 Acquisition Shares are to be issued to Harry Rosedale, 12,073,982 Acquisition Shares are to be issued to John Rosedale, and 12,073,982 Acquisition Shares are to be issued to Alex Grange.  All of the Acquisition Shares are to be issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 and each stock certificate representing the Acquisition Shares is to bear the customary restricted securities legend. All of the Acquisition Shares are “restricted securities” within the meaning of the Securities Act of 1933 and we have taken appropriate steps to ensure the claim of exemption.

Changes in Control of Registrant

As stated above, on July 8, 2008 we closed on the acquisition of certain assets from Pure Play Music Limited in accordance with the Asset Purchase Agreement described above (the “Agreement”).

Under the terms of the Agreement, we agreed to issue such number of shares of our Common Stock as would result in the assignees of Pure Play to acquire 51% of our outstanding Common Stock or a total of 30,184,955 shares (the “Acquisition Shares”).

As a result, the assignees will collectively hold 30,184,955 Acquisition Shares or 51% of our outstanding Common Stock (computed to reflect the anticipated issuance of 29,101,200 shares of our Common Stock to holders who held an interest in a Convertible Promissory Note (issued on June 25, 2007) and giving effect to an anti-dilution provision provided thereby.

As of July 14, 2008, the Company had only  84,986 shares of our Common Stock outstanding (after giving effect to the reverse split of our Common Stock, 1,000 for 1 as previously disclosed in the Form 8-K we filed on June 19, 2008).  On this basis, control of our Company has passed to the assignees of Pure Play namely, (Harry Rosedale, John Rosedale, and Alex Grange) who collectively now own approximately 51% of the Company’s outstanding Common Stock (after giving effect to the anti-dilution provision provided by that certain Convertible Promissory Note (dated June 25, 2007) (the “Convertible Note”) and the issuance of 29,101,200 shares of our Common Stock to the persons who held an interest in the Convertible Note and giving effect to the anti-dilution provision granted thereby.

As a result, Harry Rosedale, John Rosedale, and Alex Grange collectively and effectively will control the Company and stockholders who acquire our Common Stock will have little or no ability to influence or control the Company’s affairs, elect directors, or have any meaningful ability to have any impact on the future direction of the Company.

Resignation of Executive and Directors

During the quarter ended March 31, 2008, Mr. Derek Jones was the sole Director and the acting Chief Executive Officer of the Company. However, after the quarter, but subsequent to the filing of this report, Mr. Derek Jones, resigned as President and Chief Executive Officer.  While he retained his position as a Director of the Company, on July 8, 2008 he appointed Mr. John Rosedale to serve as the President of the Company, Mr. Alex Grange to serve as our Chief Executive Officer and Chairman of the Board of the Directors, (to fill the vacancy created by the resignation of Mr. Randy Appel) and Taylor Golonka to serve as the Secretary and Treasurer.  Mr. Golonka, will act as the Chief Financial Officer until the Company can fill that position.  In connection with Mr. Jones’ resignation as an officer of the Company, we are not aware of any disagreement with him relating to the Company’s operations, policies, or practices.  The resignation of Mr. Jones and the election of Mr. Grange as a director was undertaken to better implement the terms and conditions of our acquisition of the assets set forth in the Agreement with Pure Play.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1
Asset Purchase Agreement between Latin Television, Inc. and Pure Play Music, Ltd. dated July 8, 2008, is hereby incorporated by reference exhibit 10.1(A) of Current Report form 8-K filed July 16, 2008.

31.1	Certification Pursuant to Rule 15-d-14(a) of Principal Executive Officer.

31.2	Certification Pursuant to Rule 15-d-14(a) of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pure Play Music Ltd.

Date: October 8, 2008	By:	/s/ Alex Grange
	Name:	Alex Grange
	Title:	Chief Executive Officer