Form 10QSB
period 2008-06-30
Pure Play Music, Ltd.
filed 2008-10-09
CIK 1122686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 for the quarterly period ended June 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to _________

COMMISSION FILE NUMBER 0-50069

Pure Play Music Ltd.
--------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada	88-0427195
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3200 Airport Ave. Suite 20, Santa Monica, CA 9040
----------------------------------------
(Address of principal executive offices)

310-636-9224
-----------------------
(Issuer's telephone number)

----------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 59,342,700 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PURE PLAY MUSIC LTD.
(formally Latin Television, Inc.)
INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Part I. Financial Information
Item 1. Financial Statements

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$16,035	$12,801
Accrued interest - related party	-	7,030
Convertible note payable - related party	-	262,942

Total Current Liabilities	16,035	282,773

Total Liabilities	16,035	282,773

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001 per share; authorized 10,000,000
shares; no shares issued or outstanding	-	-
Common stock Class A, par value $0.001 per share; authorized 400,000,000 shares; 29,157,746 and 56,546 shares issued and outstanding, respectively,
retroactively restated	29,158	56
Common stock Class B, par value $0.0001 per share; authorized 2,000,000
shares; no shares issued or outstanding	-	-
Additional paid-in capital	4,393,745	4,131,835
Accumulated deficit	(3,731,256)	(3,731,256)
Accumulated deficit since inception of development stage	(707,682)	(683,408)

Total Stockholders' Deficit	(16,035)	(282,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
					Stage
	For the		For the		on January 1,
	Three Months Ended		Six Months Ended		2007
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	7,791	7,431	11,357	21,647	667,330
Bad debt expense	-	-	-	-	20,405

Total Operating Expenses	7,791	7,431	11,357	21,647	687,735

NET OPERATING LOSS	(7,791)	(7,431)	(11,357)	(21,647)	(687,735)

OTHER INCOME (EXPENSE)

Interest expense	(7,257)	-	(12,917)	-	(19,947)

Total Other Income (Expense)	(7,257)	-	(12,917)	-	(19,947)

NET LOSS	$(15,048)	$(7,431)	$(24,274)	$(21,647)	$(707,682)

BASIC LOSS PER COMMON SHARE (Note 1)	$(0.00)	$(0.39)	$(0.01)	$(2.20)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,490,873	19,224	2,772,629	9,826

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

From Inception

of the

Development

Stage

For the
on January 1,

Six Months Ended
2007

June 30,
Through

2008
2007
June 30, 2008

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss
$(24,274)	$(21,647)	$(707,682)

 Adjustments to reconcile net loss to net cash provided by

  (used in) operating activities:

 Bad debt expense
-	-	20,405

 Changes in operating assets and liabilities:

 Accounts receivable
-	1,260	820

 Prepaid expenses
-	35	35

 Accounts payable and accrued expenses
13,531	3,128	8,280

 Net Cash Provided by (Used in) Operating Activities
(10,743)	(17,224)	(678,142)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Net Cash Used in Investing Activities
-	-	-

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on notes payable
-	(7,979)	(7,979)

 Proceeds from issuance of common stock
-	25,235	400,000

 Proceeds from convertible note payable
10,743	-	271,065

 Net Cash Provided by Financing Activities
10,743	17,256	663,086

 NET INCREASE (DECREASE) IN CASH
-	32	(8)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
-	8	8

 CASH AND CASH EQUIVALENTS AT END OF PERIOD
$-	$40	$-

 SUPPLEMENTAL CASH FLOW INFORMATION

 CASH PAID FOR:

 Interest
$-	$-	$-

 Income taxes
$-	$-	$-

 NON-CASH FINANCING ACTIVITIES

 Common stock issued in relief of related party debt
$-	$-	$173,093

 Promissory convertible note and related accrued

  interest converted to common stock
$291,012	$-	$291,012
The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(formerly, Latin Television, Inc.)
Notes to the Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the loss per share for the six months ended June 30, 2008 and 2007:

	For the
	Six Months Ended
	June 30,
	2008	2007
Net (loss) available to
common shareholders	$(24,274)	$(21,647)
Weighted average shares	2,772,629	9,826
Basic loss per share (based
on weighted average
shares)	$(0.01)	$(2.20)

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,438,938 at June 30, 2008 and limited internal financial resources.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

PURE PLAY MUSIC, LTD.
(formerly, Latin Television, Inc.)
Notes to the Financial Statements
June 30, 2008 and December 31, 2007

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

In June 2008, the convertible note payable totaling $273,685 and the related accrued interest totaling $17,416 were converted into 29,101,200 (post-split) shares of common stock at a price of $0.01 per share.

NOTE 5 - SIGNIFICANT EVENTS

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

NOTE 6 - SUBSEQUENT EVENTS

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

Under the terms of the Agreement, the Company acquired certain Pure Play assets in exchange for the issuance of an aggregate of thirty million one hundred eighty-four thousand nine hundred fifty-five (30,184,955) shares of our Common Stock (the “Acquisition Shares”) to Pure Play’s assignees, as follows: 6,036,991 Acquisition Shares were issued to Harry Rosedale, 12,073,982 Acquisition Shares were issued to John Rosedale, and 12,073,982 Acquisition Shares were issued to Alex Grange.  All of the Acquisition Shares were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 and each stock certificate representing the Acquisition Shares bore a restricted securities legend. All of the Acquisition Shares are “restricted securities” within the meaning of the Securities Act of 1933 and the Company has taken appropriate steps to ensure the claim of exemption.

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

However, subsequent to the end of the quarter, but prior to filing this report, Mr. Jones resigned from his executive positions within the Company.  On July 8, 2008, Mr. Jones appointed Mr. John Rosedale to serve as the President of the Company, Mr. Alex Grange to serve as the Chief Executive Officer and Chairman of the Board of the Directors, (to fill the vacancy created by the resignation of Mr. Randy Appel) and Taylor Golonka to serve as the Secretary and Treasurer.  Mr. Rosedale will also act as the Company’s Chief Financial Officer.  In connection with Mr. Jones’ resignation as an officer of the Company, we are not aware of any disagreement with him relating to the Company’s operations, policies, or practices.  The resignation of Mr. Jones and the election of Mr. Grange as a director was undertaken to better implement the terms and conditions of our acquisition of the assets set forth in the Agreement with Pure Play UK.

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

Mr. John K. Rosedale, is the President and Chief Financial Officer of the Company.  He joined Pure Play Music in 2007, managing all areas of business development.  From 2001 to 2006, Mr. Rosedale served as the Special Projects Administrator for the Rosedale Companies of Arcadia, California.  He managed all areas relating to investments and income real estate.  Mr. Rosedale is also a real estate agent with Terra Viso Brokers in San Diego. He has been associated with Terra Viso since 2004.  Mr. Rosedale has a degree in Business Administration with an emphasis in Finance from Point Loma Nazerene College in Point Loma, California.

Results of Operations

For the six month period ended June 30, 2008, there were no revenues.  The Company was still reorganizing after rescinding the agreement with THE League Publishing, Inc. and had not yet acquired the Pure Play assets.

We incurred operating expenses, all were general administrative expenses, in the amount of $11,357 for the six month period ended June 30, 2008, compared to $21,647 for the same period in 2007 for a decrease of 48%.

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

Going Concern

The Company is in the development stage with currently no revenue from operations and an accumulated deficit from inception, as reflected in the June 30, 2008, 10QSB financial statements (unaudited), of $4,438,938 and has yet to achieve profitable operations.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President who also serves as our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of June 30, 2008 (the "Evaluation Date").  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our President and acting Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are under the supervision of the Company’s Certifying Officer.  The Company’s Certifying Officer, the board of directors, management, and other personnel, are involved in implementing the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

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

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2008, that could materially affect the Company’s ability to comply with the Exchange Act.  The Certifying Officer is aware of no instances during the quarter ended June 30, 2008, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

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

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 12, 2008, the Shareholders of the Company approved the following amendment to the Company’s Articles of Incorporation:

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

Material Contracts

After the end of the period ended June 30, 2008 but prior to filing this report, the Company entered into the Asset Purchase Agreement (the “Agreement”) on July 8, 2008 for the purchase of certain assets from Pure Play Music, Limited, a United Kingdom domiciled entity (“Pure Play”).

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

As a result, the assignees collectively hold 30,184,955 Acquisition Shares or 51% of our outstanding Common Stock (computed to reflect the anticipated issuance of 29,101,200 shares of our Common Stock to holders who held an interest in a Convertible Promissory Note (issued on June 25, 2007) and giving effect to an anti-dilution provision provided thereby.

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

Resignation of Executive and Directors

During the quarter ended June 30, 2008, Mr. Derek Jones was the sole Director and the acting Chief Executive Officer of the Company.  However, after the quarter, but subsequent to the filing of this report, Mr. Derek Jones, resigned as President and Chief Executive Officer.  While he retained his position as a Director of the Company, on July 8, 2008 he appointed Mr. John Rosedale to serve as the President and Chief Financial Officer of the Company, Mr. Alex Grange to serve as our Chief Executive Officer and Chairman of the Board of the Directors, (to fill the vacancy created by the resignation of Mr. Randy Appel) and Taylor Golonka to serve as the Secretary and Treasurer.  In connection with Mr. Jones’ resignation as an officer of the Company, we are not aware of any disagreement with him relating to the Company’s operations, policies, or practices.  The resignation of Mr. Jones and the election of Mr. Grange as a director was undertaken to better implement the terms and conditions of our acquisition of the assets set forth in the Agreement with Pure Play.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1
Asset Purchase Agreement between Latin Television, Inc. and Pure Play Music, Ltd. dated July 8, 2008, is hereby incorporated by reference exhibit 10.1(A) of Current Report form 8-K filed July 16, 2008.

31.1	Certification Pursuant to Rule 15-d-14(a) of Principal Executive Officer.

31.2	Certification Pursuant to Rule 15-d-14(a) of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pure Play Music Ltd.

Date: October 9, 2008

By: /s/ ALEX GRANGE
Name: Alex Grange
Title: Chief Executive Officer