Form 10-Q
period 2008-09-30
Pure Play Music, Ltd.
filed 2008-11-10
CIK 1122686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 59,342,701 shares

PURE PLAY MUSIC LTD.
(formally Latin Television, Inc.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Balance Sheet

ASSETS
September 30,
2008
(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$-
Accounts receivable	125,187

Total Current Assets	125,187

TOTAL ASSETS	$125,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$62,037

Total Current Liabilities	62,037

Total Liabilities	62,037

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001 per share; authorized 10,000,000
shares; no shares issued or outstanding	-
Common stock Class A, par value $0.001 per share; authorized 400,000,000
shares; 59,342,701 shares issued and outstanding, retroactively restated	59,343
Common stock Class B, par value $0.0001 per share; authorized 2,000,000
shares; no shares issued or outstanding	-
Additional paid-in capital	930,331
Other comprehensive loss	(35,799)
Accumulated deficit since inception	(890,725)

Total Stockholders' Deficit	63,150

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,187

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the		For the		From Inception on October 10, 2007
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$149,662	$-	$197,396	$-	$197,396

OPERATING EXPENSES

Impairment loss	198,430	-	198,430	-	198,430
General and administrative	308,830	-	774,512	-	889,324

Total Operating Expenses	507,260	-	972,942	-	1,087,754

NET OPERATING LOSS	(357,598)	-	(775,546)	-	(890,358)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(367)	-	(367)

Total Other Income (Expense)	-	-	(367)	-	(367)

NET LOSS BEFORE INCOME TAXES	(357,598)	-	(775,913)	-	(890,725)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(357,598)	$-	$(775,913)	$-	$(890,725)

BASIC LOSS PER COMMON SHARE (Note 1)	$(0.01)	$-	$(0.02)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	56,807,245	30,184,955	39,123,826	30,184,955

COMPREHENSIVE INCOME (LOSS):
A summary of the components of other comprehensive income (loss) for the periods ended September 30, 2008 and 2007 are as follows:

Net Income (Loss)	(357,598)	-	(775,913)	-

Other Comprehensive Income (Loss)	(34,896)		(41,928)

Comprehensive Income (Loss)	(392,494)	-	(817,841)	-

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

						Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit

Balance, December 31, 2007	-	$-	30,184,955	$30,185	$581,079	$6,129	$(114,812)

Common stock issued in acquisition of Pure Play Music Ltd.	-	-	29,157,746	29,158	(29,158)	-	-

Capital contributions	-	-	-	-	378,410	-	-

Currency exchange adjustment	-	-	-	-	-	(41,928)	-

Net loss for the nine months ended September 30, 2008	-	-	-	-	-	-	(775,913)

Balance, September 30, 2008	-	$-	59,342,701	$59,343	$930,331	$(35,799)	$(890,725)

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(Formerly Latin Television, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		From Inception on October 10, 2007 Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(775,913)	$-	$(890,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	198,430	-	198,430
Changes in operating assets and liabilities:
Accounts receivable	90,655	-	(125,187)
Accounts payable	23,343	-	46,001

Net Cash Used in Operating Activities	(463,485)	-	(771,481)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of intangible assets	(19,843)	-	(198,430)

Net Cash Used in Investing Activities	(19,843)	-	(198,430)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	611,265
Capital contributions	394,445	-	394,445

Net Cash Provided by Financing Activities	394,445	-	1,005,710

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(35,799)	-	(35,799)

NET DECREASE IN CASH	(124,682)	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,682	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PURE PLAY MUSIC, LTD.
(formerly, Latin Television, Inc.)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  The Company had no common stock equivalents at September 30, 2008.

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007

Net (loss) available to common shareholders	$(357,598)	$-

Weighted average shares	56,807,245	30,184,955

Basic loss per share (based on weighted average shares)	$(0.01)	$-

	For the Nine Months Ended September 30,
	2008	2007

Net (loss) available to common shareholders	$(775,913)	$-

Weighted average shares	39,123,826	30,184,955

Basic loss per share (based on weighted average shares)	$(0.02)	$-

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition and Allowance for Bad Debts

The Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.  Accounts receivable are shown net of any allowances for bad debts or sales returns.

NOTE 3 -   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which have resulted in an accumulated deficit of $890,725 at September 30, 2008 and limited internal financial resources.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  It is the intent of management to continue to raise additional funds to sustain operations and to generate the necessary revenue to support operations.  Officers will continue to advance funds as needed for any shortfalls in cash flows.

NOTE 4 -    SIGNIFICANT EVENTS

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

Effective July 8, 2008, the Company entered into an asset purchase agreement (Agreement) for the purchase of certain assets from Pure Play Music, Limited, (Pure Play UK) a United Kingdom domiciled entity. Under the terms of the agreement, the Company acquired certain assets from Pure Play UK which include a list of existing and potential customers, any after-acquired assets, Pure Play’s web site, web content, web addresses and additional artist agreements consisting of approximately 15,000 additional songs in exchange for the issuance of an aggregate of 30,184,955 shares of the Company’s common stock to three stockholder’s of Pure Play UK.  The shares issued in the acquisition resulted in the owners of Pure Play UK having operating control of the Company immediately following the acquisition.  Therefore, this asset acquisition has been accounted for in the accompanying financial statements as a reverse acquisition.

NOTE 4 -    SIGNIFICANT EVENTS (Continued)

As a result of this transaction, the former shareholders of Pure Play UK acquired or exercised control over a majority of the Company’s shares.  Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Pure Play UK; therefore, these financial statements represent a continuation of Pure Play UK, not Pure Play Music, Ltd (formerly, Latin Television, Inc.), the legal survivor.  Pure Play UK is treated as the survivor for accounting purposes and Pure Play Music, Ltd. is the survivor for legal purposes. The historical financial statements presented are those of Pure Play UK rather than Pure Play Music, Ltd.

Prior to the asset purchase agreement as described above, Pure Play UK acquired the rights and title to certain intangible assets from an unrelated company for a total of $198,430.  These rights included a music catalog, website, and customer lists.  As part of the asset purchase agreement of Pure Play UK, the Company acquired these intangible assets.  However, as of September 30, 2008, management of the Company had substantial doubts as to the future value of these intangible assets.  Accordingly, an impairment loss totaling $198,430 was recorded for the three months and nine months ended September 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We base our estimates on historical experience and on various other assumptions, including, but not limited to, ongoing discussions and negotiations with outside companies with which we do business, with expectations of increasing such business affairs, believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Overview of Company and Operations

Pure Play Music, Ltd. (“we”, “the Company” or “Pure Play”) is an internet based Music Platform that offers a unique music broadcasting and licensing opportunity from many new, unsigned and emerging artists from around the world.  The Company’s website, www.pureplaymusic.com, offers access to the main presenter-based radio broadcast, six genre-specific music streams, on-demand music tracks, artist pages, business directories, news articles, download store, an international gig guide and numerous other features.

Currently, Pure Play features and promotes over 7,000 acts from 42 countries, all of which have been carefully evaluated to allow us to utilize non-exclusive commercial rights to this music.

Pure Play’s website does not charge any fees to artists or users.  We believe that this will allow us to select only the very best artists and music content.  By remaining a free website, it will allow the website to grow and to increase the number of listeners and visitors.  In this respect, the website is targeted at listeners who seek to hear, and purchase, music from the newest artists with music that may be considered to be a bit avante garde compared to more traditional internet music broadcast offerings.

Unlike MySpace, Bebo, Garageband and other websites featuring “unsigned” artists, visitors do not have to listen through hours of mediocrity to find a single ‘gem’. Our website allows listeners to select a single preferred song which may be purchased through iTunes, Napster, Amazon, eMusic, 7-digital, and Rhapsody.

A unique feature of Pure Play is that we create compilation disks of music from our catalog, which disks are then marketed to retail chains at various prices. The benefit to the artist is that he has an opportunity to monetize his music without, in any way giving up any of his publishing rights, while seeking a recording contract, or while in between career decisions.

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

Summary of Operations During Quarter Ended September 30, 2008

Asset Purchase.  On July 8, 2008, the Company entered into an Asset Purchase Agreement to purchase of all of the assets of Pure Play Music (UK). The Company has changed its name and began operating as Pure Play Music, Ltd. a Nevada Corporation (OTC:PINKS:PPML).

Gregory FCA Engagement.  To enhance our image and identity in the US marketplace, the Company engaged Gregory FCA Communications (www.GregoryFCA.com) as the Company’s public relations firm. Gregory FCA is a full service, strategically integrated public relations firm with 17 years of experience in national media relations, and financial communications.

Gregory FCA clients are fast-growing private and publicly traded companies who depend on Gregory FCA to help build their businesses through high-profile exposure in the media and capital markets.

The Gregory FCA staff includes MBAs, journalists, and account executive professionals who create and manage sophisticated corporate communication, media relations, and investor relations programs. Gregory FCA relates their clients stories, and drives those messages out to its proprietary media database of over 100,000 media contacts including its proprietary network of clients, investors, and other interested groups to assist their clients.

Gregory FCA, listed by O'Dwyers PR ranking as one of the top 50 firms in the nation, has a long history of having launched and supported the public relations efforts of such online music companies as CDNow, an originator of online music retailing; Star CD, the innovative wireless music buying service; and LimeWire, the world's premiere peer-to-peer file sharing software.

The Company believes Gregory FCA provides a quick on-ramp to building awareness with artists, labels, retailers, and others looking to find, develop, and work with independent musicians who define the Pure Play platform. The Company sees the engagement as vital to building their brand and achieving critical mass with both indie artists and the consumers.

Standard & Poor’s Market Access Program. During the last quarter the Company made its information available via Standard & Poor's Market Access Program, an information distribution service enabling publicly traded companies to have their company information disseminated to users of Standard & Poor's Advisor Insight, and is now Blue Sky “qualified” in over 39 states, including California.

Company information made available includes share price, volume, dividends, shares outstanding, company financial position, and earnings.  A public version of the site is available at www.advisorinsight.com.

Additional information about companies in Standard & Poor's Market Access Program is available via S&P's Stock Guide database, and distributed electronically to virtually all major quote vendors.

In addition, a complete description of Pure Play Music has been published in the Daily News section of Standard Corporation Records, a recognized securities manual for secondary trading in approximately 39 states under the Blue Sky Laws.

Strategic Partnerships.   Pure Play has in the recent quarter finalized a series of agreements and strategic partnerships which including the following;

Cadiz Music.  A digital distribution deal with the four significant company’s in the independent, digital distribution market.  This partnership through Cadiz Music allows for the download of Pure Play's entire catalogue of global unsigned recording artists to iTunes, Napster, Amazon, and eMusic as well as 7digital and Rhapsody.

As part of the Cadiz partnership, one of the top four distribution channels, iTunes, will allocate to Pure Play Music its own drop-down category on the front page of their Web site. Music enthusiasts can log onto iTunes, listen to the artist's song, and, if they like it, click on a link that directs them to the artist's personal profile page at Pure Play Music.

For all distribution partnerships from the Pure Play Music site, fans or customers listening to the unsigned artists' songs can click on a link to purchase their music from a variety of their preferred digital distribution platforms, including Amazon, eMusic, Napster, iTunes and 7digital and Rhapsody.

Mood Media.  Pure Play Music became the exclusive unsigned music content provider to Mood Media. Mood Media (www.moodmedia.com) and DMX MUSIC (www.dmx.com), two of Europe’s largest digital media companies merged to form the Mood Media Group – the industry’s single largest provider of inSite audio and visual solutions throughout the USA, Europe, Asia and Australia

The new group, which combines Mood Media’s international client base with DMX MUSIC’s position across Europe, Asia and Australia, commands a significant share of the growing market.  Pure Play filtered catalogue of new, unsigned and emerging artists is compelling to clients because of the cost benefits associated with playing copyright free tracks mixed with the ability to still offer high quality music.

Currently Pure Play Music receives £2.00 (approximately $4) per store, per month under their deal with Mood Media, which exposes the Company’s artists and their music to a retail environment of approximately 25,000 stores worldwide projected over 5 years.  Pure Play is currently in 5,000 store  which is projected to increase to 10,000 stores by 2009.

Ricall. Pure Play Music and Ricall, the leading business-to-business music marketplace for professional music buyers and sellers, worldwide, have partnered together to make featured artists and tracks available for sync licensing to TV adverts, films, games and other commercial projects. Pure Play will also have its own web presence on the Ricall service to promote to Ricall customers and to Pure Play Music.

Access to Music.  Pure Play Music will participate in the United Kingdom’s National Curriculum for Music Education through a partnership with the Access to Music colleges. Access to Music is the UK leading designer and provider of popular music education, training and consultancy, who since 1992 have been providing music training to thousands of musicians across the country.

Access to Music's alliance with Pure Play Music creates a platform to educate their students by providing valuable work experience within the music industry while enabling the promotion and monetization of the musical materials produced by the students, all within the existing learning requirements of the college. All Access to Music artists will have some or all of their music tracks submitted to Pure Play Music Access to Music will direct all their students to the Pure Play Music website for sign up. Access to Music Limited will share their entire music catalogue and license this to Pure Play Music Limited in return Pure Play Music will pay 50% of all revenues received from any commercial project or promotion on the catalogue that Access to Music has submitted.

The Company is in the process of and will continue to forge additional partnerships and distribution deals for its entire catalogue of music as well as its artists and believes these further partnerships will help the company feature and promote its artists and catalogue and is directly in line with the Company’s plan of operation of focusing management and financial resources to increase traffic to our website.

The Industry Overview

Our own limited internal management studies have discovered that mainstream commercial chart music is increasingly becoming a ‘turn off’ for 16-35 years olds.  This can be seen by the continuing decline in single CD sales as more and more consumers listen and buy music digitally through the internet.  Trends indicate that today’s consumers are following acts on the internet long before their music hits the stores. Upon reaching the stores, the same music is now old news, having lost the enthusiasm of the consumer.

New, unsigned and emerging music is quickly becoming an increasingly common tool in major sponsorship events and promotions. Major brands from all sectors including clothing, music retail, communications, entertainment, drinks and technology are embracing new music projects to maximize their brand value and credibility with their target audience.

Aside from its appeal to the iPod generation, unsigned music is commercially appealing. Unlike music from established or signed artists, there are no copyright royalties (MCPS, PRS, PPL, ASCAP, BMI etc.) payable to artists or publishers. This allows Pure Play to use the artists music without payment of royalties to the mechanical collection agencies, which is normally a major part of the costs involved in the use of music for any purpose.

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

Pure Play will not accept cover versions or music tracks containing samples .We require artists to provide written assurances that neither they nor their music submitted to us is subject to any claims or interests held by others.  In this respect, we intend to check each music track submitted to us to better protect us from later copyright infringement claims at the time we select any artist and any music.

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

Pure Play’s current strategy involves building value based on traffic rather than turnover, which traffic virtually guarantees long-term monetization through advertising revenues alone.  This may provide the Company with a unique opportunity in that if it can successfully implement its plans, Pure Play will not be reliant on advertising revenue for future income in that we are able to generate revenue from existing sources. These alternative sources of revenue may allow us to avoid the monetization problems faced by ad revenue funded websites.

The Company has identified the following potential revenue sources;

Broadcast Use: Allows the use of the artist’s music for airplay without the payment of MCPS/PRS and PPL royalties or any other fees.

Download Use: Allows Pure Play to sell the artists music as downloads subject to the payment of a royalty of 100% of net receipts to the artists.

Promotional Use: Allows the use of the artist’s music for promotional purposes, where no directly related payment is received by Pure Play, without the payment of a royalty.

Commercial Use: Allows the use of the artist’s music for commercial purposes subject to the payment of a royalty. This is normally 30% of net receipts but may vary subject to the particular deal the music is used for (e.g. our agreement with Ricall gives the artist 50%).

Download Use Digital Distribution

Compilation CD Releases

Audio Demonstration Disc

Supply of Music and Video preloaded onto MP3 players, MP4 players and MP3 equipped mobile phones

Supply of Music for Advertisements and Film and Television Soundtracks

Promotions with Commercial Partners

Website Advertising

Website Page Sponsorship

On-Air Advertising & Sponsorship

Affiliate Programs

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

Pure Play will continue to refine and implement its business plan.  While Pure Play intends to take reasonable steps to avoid and minimize the risks that it may become exposed to claims of copyright infringement.

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

Results of Operations

Comparison of operations for the three months ended September 30, 2008 with the three months ended September, 2007.

The Company had $149,662 in revenues during the three month period ended September 30, 2008.

We incurred operating expenses in the amount of $507,260 for the three month period ended September 30, 2008, compared to operating expenses of $ for the same period in 2007.  General and Administrative expense accounted for $308,830 of that total.  The Company incurred an adjustment to reconcile net loss of $198,430 resulting in a one-time impairment charge to operating expenses.

Comparison of operations for the nine months ended September 30, 2008 with the nine month period ended September 30, 2007.

For the nine month period ended September 30, 2008, there were revenues of $197,396.

The Company had total operating expenses of $972,942 during the nine month period ended September 30, 2008.  General and administrative expenses increased to $774,512 for that period.  The impairment loss was $198,430.

Liquidity and Capital Resources

Since the acquisition of the Pure Play Assets the Company has begun generating revenue. Due to certain accounting rules and principles that require the Company to use merger accounting to record the Pure Play asset purchase, the Company will clear the cumulative losses for the past five years from operations as Communications Research, Inc., Stratus Entertainment, Inc. and Latin Television, Inc. and from here forward, report the accumulated deficit of the operating company.  At September 30, 2008, the Company had an accumulated deficit of $890,725 (unaudited).

The Company has working capital for the very near term.  However, the Company will continue to be reliant on loans from our officers, outside lenders or proceeds of sale of stock to provide additional working capital.  If the Company is unable to continue to borrow working capital, or we do not raise working capital through our public offering, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

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

Going Concern

The Company is in the development stage and has only begun generating revenue with the acquisition of the Pure Play Assets.  The Company had an accumulated deficit from inception, as reflected in the September 30, 2008, 10QSB financial statements (unaudited), of $890,725 and has yet to achieve profitable operations.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

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

Minimal Assets, Business, Operations & Uncertainties.  While we believe that the acquisition and the development of the assets from Pure Play provide a significant opportunity, there can be no assurance that we can successfully utilize these assets to achieve any revenue growth, profitability or positive cash flow. While we believe that the Pure Play assets may allow us opportunities to build a business, competition and continuing extraordinary legal and technological changes creates uncertainties in the operation of music download websites and their viability in the future.

Current Financial Structure, Limited Equity, Working Capital & Need for Additional Financing. Pursuant to the Asset Purchase Agreement, the company acquired the assets of Pure Play (UK) which were valued by the Chartered Accounting firm of Larking Gowen at $31 million, however this valuation was prior to securing the agreements with Mood Media, DSG and Tesco.  Absent additional financing, there can be no assurance there can be no assurance that the assets will retain their value in the current marketplace.    There are no assurances we will complete our Plan of Operations, generate the projected revenue or obtain any additional financing.

Limited and Sporadic Trading Market. Our Common Stock is traded on a limited and sporadic basis and no liquid trading market exists.  While the Company anticipates taking prudent and appropriate steps to improve the investment marketplace, increase awareness of our product and our plan of operation, Pure Play cannot assure any investor that a continuous liquid trading market will develop or, if it does develop, that it can be sustained

Potential Further Dilution and Authorization for “Blank Check” Preferred Stock.  The holders of a majority of our Common Stock executed an action by a majority of our common stockholders wherein they consented to amend our Articles of Incorporation to both: (1) change our change our corporate name to Pure Play Music, Ltd.; and (2) increase our authorized Common Stock to 400,000,000 shares (par value $0.001) and authorize 10,000,000 shares of Preferred Stock (par value $0.001).  The increase in our authorized Common Stock and the authorization for the Preferred Stock allows our Board of Directors to issue additional shares of our capital stock without seeking any additional approval from the existing holders of our Common Stock.  Further, the amendment grants our Board of Directors the right to issue shares of our Preferred Stock in one or more series each with such rights and privileges as the Board of Directors determines.  This is often called “blank check” preferred stock in that the Board of Directors has a “blank check” or full authority to determine the rights and privileges that may be accorded to one or more new series of preferred stock including, but not limited to, voting rights, conversion rights, and many other rights as it sees fit.  Thus, in the event that our Board of Directors takes any future actions in issuing additional Common Stock or any series of Preferred Stock, this likely will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders.  There are no preferred shares issued as of this date, nor are there any discussions underway to issue such shares for any reason.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, President and our acting Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls, procedures and internal control over financial reporting (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) and we have concluded these were effective as of September 30, 2008 (the "Evaluation Date").  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our President and acting Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4(T). Controls and Procedures

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

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended September 30, 2008, that could materially affect the Company’s ability to comply with the Exchange Act.  The Certifying Officer is aware of no instances during the quarter ended September 30, 2008, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

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

We have been assured that each of the holders or assignees were sophisticated and experienced in business and financial matters, each of the assignees had unrestricted access to our books and records, each assignee had an opportunity to ask our officers and directors for management’s questions and receive answers to all said questions, and we provided each of the assignees with such disclosures regarding our affairs as would be equivalent to a registration statement. We also entered into the First Amendment to Promissory Convertible Note without any advertising or general solicitation and the share certificates were issued to the holders or assignees.

Material Contracts
Purchase of Pure Play Assets

On July 8, 2008, the Company entered into the Asset Purchase Agreement (the “Agreement”) for the purchase of certain assets (“Pure Play assets”) from Pure Play Music, Limited, a United Kingdom domiciled entity (“Pure Play UK”) Our interest in acquiring the Pure Play assets resulted from our internal management evaluations.  The Board of Directors believed that the assets acquired would allow the Company to further develop Pure Play’s current features and create value for its shareholders.

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

Changes in Control of Registrant

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

Changes in Directors and Executives

Mr. Derek J. Jones has resigned from his executive positions within the Company, however he remains on as a Director.  On July 8, 2008, Mr. Jones appointed Mr. John Rosedale to serve as a Director, and as the President, Secretary and Chief Financial Officer of the Company, Mr. Alex Grange to serve as the Chief Executive Officer and Chairman of the Board of the Directors.  Mr. Taylor Golonka has resigned as an officer of the company.  The resignation of Mr. Jones and the election of Mr. Grange as a director was undertaken to better implement the terms and conditions of our acquisition of the assets set forth in the Agreement with Pure Play UK, and to establish US operations.

Mr. Alex J. Grange serves the Company as its Chief Executive Officer and Chairman of the Board of Directors.  Mr. Grange has served Pure Play UK as the Chief Executive Officer, from October 2005 to Present.  From August 2000 to September 2005, Mr. Grange was a registered independent stockbroker, managing over $50 million in investor capital.  He served Cladding Systems, Ltd. of London, England as it Contracts Manager from 1999 to 2000, assisting development stage companies in all phases of its corporate structure, product design, and sales and marketing.   Concurrently, with his service to Cladding Systems, Ltd., Mr. Grange was the Project Director with Durrant Diving, Civil Engineering Company in Norfolk, England, where he secured and managed a major deep-sea engineering project.  From 1997 to 1999, he was the Managing Director of Bounty International of London, England, where he spearheaded the company expansion into France, Germany, Holland and Ireland. In 1997 he was briefly with Hydromicile in Norfolk, England, where he was their Managing Director, overseeing the research, development, patenting, marketing and launching a new marine hydraulic system.  Mr. Grange was the Managing Director of Domicile Construction of London from 1993 to 1997.  Mr. Grange has a Bachelors degree in Business Studies and Economics from the University of Roehampton in London, England.

Mr. John K. Rosedale is the President, Secretary, and Chief Financial Officer of Company.  He joined Pure Play Music in 2007, managing all areas of business development.  From 2001 to 2006, Mr. Rosedale served as the Special Projects Administrator for the Rosedale Companies of Arcadia, California.  He managed all areas relating to investments and income real estate.  Mr. Rosedale is also a real estate agent with Terra Viso Brokers in San Diego. He has been associated with Terra Viso since 2004.  Mr. Rosedale has a degree in Business Administration with an emphasis in Finance from Point Loma Nazarene College in Point Loma, California.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1
Asset Purchase Agreement between Latin Television, Inc. and Pure Play Music, Ltd.(UK) dated July 8, 2008, is hereby incorporated by reference exhibit 10.1(A) of Current Report form 8-K filed July 16, 2008.

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

Pure Play Music Ltd.

Date: November 10, 2008	By:	/s/ Alex Grange
Name: ALEX GRANGE
Title: Chief Executive Officer